Form 10-Q
period 2025-03-31
Aebi Schmidt Holding AG
filed 2025-06-27
CIK 2048519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission File Number: 333-286373

Aebi Schmidt Holding AG
(Exact name of registrant as specified in its charter)

Switzerland	3531	Not Applicable
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)
Schulstrasse 4
CH-8500 Frauenfeld, Switzerland
+41 44-308-5800
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
ASH North America, Inc.
201 MB Lane
Chilton, WI 53014
+1 800-558-5800
(Name, address, including zip code, and telephone number, including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s):	Name of each exchange on which registered
Common Stock(1)	AEBI(1)	The NASDAQ Stock Market LLC(1)

(1)
No stock is currently trading or listed; while the trading symbol is approved, the actual listing of the stock is pending the Closing of the Proposed Transaction, as each is defined and described in Aebi Schmidt Holding AG’s registration statement on Form S-4 (Registration No. 333-286373) filed with the Securities and Exchange Commission on April 4, 2025, as subsequently amended (and which is available at https://www.sec.gov/edgar/browse/?CIK=0002048519).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).   ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 23, 2025
Common Stock	40,351,683 shares*

* Reflects a 1 to 7.5 stock split to be effected upon closing of the Merger Agreement (as defined in this Quarterly Report).

Index
FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains some statements that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve important known and unknown risks, uncertainties and other factors and generally can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “will,” “should” or similar expressions or words. Aebi Schmidt Holding AG (“Aebi Schmidt,” the “Company,” “we,” “us” or “our”) future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Risk Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those described below in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report, as well as risk factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission, including without limitation those included in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in the proxy statement/prospectus (the “Proxy Statement/Prospectus”) which forms a part of our registration statement on Form S-4 (Registration No. 333-286373) filed with the SEC on April 4, 2025, as subsequently amended (the “Registration Statement”). Such Risk Factors includes the primary risks our management believes could materially affect the potential results described by forward-looking statements contained in this Quarterly Report. However, these risks may not be the only risks we face. Our business, operations and financial performance could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. In addition, new Risk Factors may emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, although we believe that the forward-looking statements contained in this Quarterly Report are reasonable, we cannot provide you with any guarantee that the results described in those forward-looking statements will be achieved. All forward-looking statements in this Quarterly Report are expressly qualified in their entirety by the cautionary statements contained in this section, and investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to update or revise any forward-looking statements to reflect developments or information obtained after the date this Quarterly Report is filed with the Securities and Exchange Commission.

RISK FACTORS SUMMARY

Investing in our securities involves a high degree of risk. The following is a summary of the principal factors that make an investment in our securities speculative or risky, all of which are further described below in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report. This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. In addition to the following summary, you should consider the information set forth in the “Risk Factors” section and the other information contained in this Quarterly Report before investing in our securities. Term used but not defined in this Risk Factors Summary have the meanings given to them further below in this Quarterly Report.

Risks Relating to Our Company and Business

•	Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.
•	A disruption, termination or alteration of the supply of critical components from third-party suppliers could materially adversely affect the sales of our products.
•	Increases in the price of commodities would impact the cost or price of our products, which may impact our ability to sustain and grow earnings.
•	The unavailability, reduction, elimination or adverse application of government funding could have an adverse effect on our business, prospects, financial condition and operating results.
•	The integration of businesses or assets we have acquired or may acquire in the future involves challenges that could disrupt our business and harm our financial condition.
•	We may be unsuccessful in implementing our growth strategy.

Index
•	We may discover defects in our vehicles, potentially resulting in delaying new model launches, recall campaigns, increased warranty costs, liability or other costs.
•	Increases in the cost of labor, deterioration in employee relations, union organizing activity and work stoppages at our facilities could have a negative effect on our business.
•
Our ability to execute our strategy is dependent upon our ability to attract, retain, and develop qualified personnel, including our ability to execute proper succession plans for senior management and key employees.

•	Risks associated with international sales and contracts could have a negative effect on our business.
•
Our EVs rely on software and hardware that is highly technical, and if these systems contain errors, bugs, vulnerabilities, or design defects, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our EV business could be adversely affected.

•	Our businesses are cyclical, and this can lead to fluctuations in our operating results.
•	Fuel shortages, or higher prices for fuel, could have a negative effect on sales.
•	Emerging issues related to the development and use of artificial intelligence could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business.
•	Fluctuations in foreign currency exchange rates have adversely affected and could continue to adversely affect our operating results.
•
Weather conditions, including conditions exacerbated by global climate change, present chronic and acute physical risks, and have previously impacted, and may continue to impact, demand for some of our products and/or cause disruptions in our operations.

•	Our business is subject to risks arising from our indebtedness, contingent obligations, liquidity and financial position.
•	Expectations relating to environmental, social and governance considerations expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.

Risks Relating to Tax Matters

•	The IRS may assert that Aebi Schmidt is a “domestic corporation” or a “surrogate foreign corporation” for U.S. federal income tax purposes as a result of the Transactions.
•	If Aebi Schmidt is a passive foreign investment company, U.S. holders of shares of our Common Stock could be subject to adverse U.S. federal income tax consequences.
•
If a U.S. investor is treated for U.S. federal income tax purposes as owning directly or indirectly at least 10% of our Common Stock, such U.S. investor may be subject to adverse U.S. federal income tax consequences.

•	Dividends on shares of the capital stock of the Combined Company may subject U.S. shareholders to Swiss withholding tax.

Risks Relating to the Merger

•	The future results of the Combined Company may be adversely impacted if the Combined Company does not effectively manage our expanded operations following completion of the Merger.
•
We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain an effective system of internal control over financial reporting. If our remediation of the material weaknesses is not effective, or we fails to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired, which could harm the Combined Company’s business and negatively impact the value of our Common Stock.

•
We will incur increased costs as a result of operating as a public company, and the Combined Company’s management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

•
The New Credit Facilities Agreement contains, and agreements governing future indebtedness may contain, restrictive covenants that may impair the Combined Company’s ability to access sufficient capital and operate our business.

Risks Relating to our Common Stock
•	Our Common Stock does not have a history of trading and the market price and trading volume of our Common Stock following the Effective Time may be volatile.
•
We will enter into the Relationship Agreements with PCS Holdings AG and Peter Spuhler, Gebuka AG and Barend Fruithof (the “Specified Stockholders”), which provide the Specified Stockholders with certain rights over company matters.

•	Aebi Schmidt is a Swiss corporation, and shareholders may not have the same rights and protections generally afforded to shareholders of U.S. corporations.
•
The PCS Parties control a significant number of shares of our Common Stock and, following the Merger, will continue to control a significant number of shares of our Common Stock, providing such parties with substantial influence over the Combined Company’s business.

Index
•
The shares of the Combined Company will not be listed in Switzerland, the home jurisdiction of the Combined Company. As a result, shareholders may not benefit from certain provisions of Swiss law that are designed to protect shareholders in a public takeover offer or a change-of-control transaction.

•
The Amended Articles will designate the courts at the location of the Combined Company’s registered seat as the exclusive forum for certain types of actions and proceedings that may be initiated by the Combined Company shareholders.

•	We cannot guarantee the timing, amount or payment of dividends on shares of the capital stock of the Combined Company.
•	Certain provisions of the Amended Articles and Swiss law may limit the Combined Company’s flexibility to raise capital, issue dividends and otherwise manage ongoing capital needs.
•
Holders of shares of the capital stock of the Combined Company may not be able to exercise certain shareholder rights if they are not registered as shareholders of record on the Combined Company Share Register.

•	U.S. shareholders may not be able to obtain judgments or enforce civil liabilities against the Combined Company or our executive officers or members of the Combined Company Board.

Index
INDEX

PART I—FINANCIAL INFORMATION

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)
	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$47,818	$65,173
Accounts receivable, less allowance for credit losses of $640 and $580	167,210	173,957
Contract assets	31,068	24,145
Inventories	260,393	231,399
Prepaid expense and other current assets	29,934	23,487
Total current assets	536,423	518,161
Property, plant and equipment, net	70,227	68,647
Goodwill	221,189	221,189
Intangible assets, net	171,779	175,324
Deferred tax assets	6,580	5,693
Right of use assets operating leases	67,986	63,066
Other assets	42,907	36,044
TOTAL ASSETS	$1,117,091	$1,088,124

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$92,848	$93,634
Accrued warranty	9,398	8,577
Accrued compensation and related taxes	18,946	23,204
Contract liabilities	19,534	20,044
Operating lease liabilities	9,703	9,241
Other current liabilities and accrued expenses	83,505	89,260
Current portion of long-term debt	24,224	23,259
Total current liabilities	258,158	267,219
Other non-current liabilities	8,523	8,053
Long-term operating lease liabilities	57,157	52,748
Long-term debt, less current portion	402,437	376,594
Deferred tax liabilities	19,412	18,335
Total liabilities	745,687	722,949
Commitments and contingent liabilities
Equity:
Common stock, 10.00 CHF par value: 5,382,029 shares authorized as of March 31, 2025 and December 31, 2024; and 5,380,224 shares outstanding as of March 31, 2025 and December 31, 2024.	50,794	50,794
Additional paid-in capital	221,839	221,839
Treasury shares at cost	(257)	(257)
Retained earnings	63,322	61,247
Accumulated other comprehensive income	35,636	31,469
Total Shareholders’ equity	371,334	365,092
Non-controlling interest	70	83
Total equity	371,404	365,175
TOTAL LIABILITIES AND EQUITY	$1,117,091	$1,088,124

See accompanying Notes to Condensed Consolidated Financial Statements

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Sales	$249,186	$258,801
Cost of products sold	195,880	200,277
Gross profit	53,306	58,524

Operating expenses:
Research and development	4,627	5,717
Selling, general and administrative	30,724	28,718
Amortization of purchased intangibles	3,574	3,516
Other operating (income) expense	(13)	498
Total operating expenses	38,912	38,449

Operating income	14,394	20,075

Other income (expense):
Interest expense	(6,503)	(9,112)
Other income (expense)	(5,042)	1,755
Total other expense	(11,545)	(7,357)

Income before income taxes	2,849	12,718
Income tax expense	787	3,971
Net income	2,062	8,747
Less: Net income (loss) attributable to non-controlling interest	(13)	2

Net income attributable to Aebi Schmidt Holding AG	$2,075	$8,745

Earnings per share
Basic and diluted earnings per share	$0.39	$1.62

Basic weighted average common shares outstanding	5,380	5,382

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)
	Three Months Ended March 31,
	2025	2024
Net income	$2,062	$8,747

Other comprehensive income:
Foreign currency translation adjustments	181	(1,820)
Pension benefit (loss), net of tax	3,986	(302)
Other comprehensive income (loss), net of tax	4,167	(2,122)

Comprehensive income	6,229	6,625
Less: Comprehensive income (loss) attributable to non-controlling interests	(13)	2
Comprehensive income attributable to Aebi Schmidt Holding AG	$6,242	$6,623

See accompanying Notes to Condensed Consolidated Financial Statements,

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(In thousands, except share data)

	Number of shares	Common stock	Additional Paid-in Capital	Treasury shares	Retained earnings	Accumulated Other Comprehensive Income	Total Shareholders’ equity	Non- controlling interest	Total equity
Balance at January 1, 2025	5,380,224	$50,794	$221,839	$(257)	$61,247	$31,469	$365,092	$83	$365,175
Translation adjustments in the reporting period						181	181		181
Pension benefit						3,986	3,986		3,986
Net income (loss)					2,075		2,075	(13)	2,062
Balance at March 31, 2025	5,380,224	$50,794	$221,839	$(257)	$63,322	$35,636	$371,334	$70	$371,404

Balance at January 1, 2024	5,382,029	$50,794	$221,839	$-	$33,790	31,533	$337,956	$3	$337,959
Translation adjustments in the reporting period						(1,820)	(1,820)		(1,820)
Pension loss						(302)	(302)		(302)
Net income					8,745		8,745	2	8,747
Balance at March 31, 2024	5,382,029	$50,794	$221,839	$-	$42,535	$29,411	$344,579	$5	$344,584

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)
	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$2,062	$8,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,625	6,367
Foreign exchange (gains) losses on debt	982	(2,295)
Changes in repurchase liability for employee share plan	-	(628)
Deferred taxes	1,411	(2,473)
Pension	(351)	(328)
Other, net	400	(19)

Changes in operating assets and liabilities:
Accounts receivable and contract assets	3,793	10,849
Inventories	(23,384)	(27,628)
Accounts payable	(2,465)	9,406
Contract liabilities	(1,276)	(474)
Income tax payable and receivable	(748)	(6,276)
Other assets and liabilities	(13,610)	(717)
Net cash used in operating activities	(26,561)	(5,469)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,110)	(4,071)
Purchases of intangible assets	(10)	-
Proceeds from sale of property, plant and equipment	12	19
Net cash used in investing activities	(3,108)	(4,052)

Cash flows from financing activities:
Proceeds on long-term debt	17,395	8,146
Deferred payments related to historical transactions	(5,694)	(962)
Payment of finance lease principal	(259)	(225)
Net cash provided by financing activities	11,442	6,959

Effect of exchange rate changes on cash and cash equivalents	872	(668)
Net decrease in cash and cash equivalents	(17,355)	(3,230)
Cash and cash equivalents at beginning of period	65,173	42,698
Cash and cash equivalents at end of period	$47,818	$39,468

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	6,453	8,958
Income taxes	1,314	355

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As used herein, the term “the Company” refers to Aebi Schmidt Holding AG and its subsidiaries unless designated or identified otherwise.

Nature of Operations

The Company is a provider of innovative technical products for cleaning and clearing traffic areas as well as mowing green spaces in particularly challenging terrain. The range of products comprises vehicles, attachable and demountable devices for individual vehicle equipment as well as related services. Aebi Schmidt Holding AG covers the European and North American Markets with its own sales organizations while clients outside of these markets are served either directly by the exporting subsidiary or indirectly by the worldwide dealer network.

The Shyft Transaction

On December 16, 2024, the Company entered into an Agreement and Plan of Merger, dated as of December 16, 2024 (the “Merger Agreement”), by and among The Shyft Group, Inc., a Michigan corporation (“Shyft”), the Company, ASH U.S. Group, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Aebi Schmidt (“Holdco”), and Badger Merger Sub, Inc., a Michigan corporation and direct, wholly owned subsidiary of Holdco (“Merger Sub”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Shyft (the “Merger”, and the time at which the Merger is effective, the “Effective Time”), with Shyft surviving the Merger as a direct, wholly owned subsidiary of Holdco and as an indirect, wholly owned subsidiary of Aebi Schmidt (the transactions contemplated by the Merger Agreement, the “Transactions”). “Combined Company” refers to Aebi Schmidt as of and following the Effective Time.

At the Effective Time, each share of common stock, no par value, of Shyft (“Shyft Common Stock”) issued and outstanding as of immediately prior to the Effective Time (other than any shares of Shyft Common Stock that are held as of immediately prior to the Effective Time by Holdco, Aebi Schmidt, Merger Sub or any of their respective subsidiaries) will automatically be converted into the right to receive 1.040166432 (the “Exchange Ratio”) shares of fully paid and nonassessable shares of common stock, par value $1.00 per share, of Aebi Schmidt (“Aebi Schmidt Common Stock”), on the terms and subject to the conditions set forth in the Merger Agreement.

As of immediately following the Effective Time, the holders of shares of Shyft Common Stock as of immediately prior to the Effective Time will own approximately 48% of the issued and outstanding shares of Aebi Schmidt Common Stock and the holders of shares of Aebi Schmidt Common Stock as of immediately prior to the Effective Time will own approximately 52% of the issued and outstanding shares of Aebi Schmidt Common Stock

As of immediately following the Effective Time, the Board of Directors of the Combined Company will be composed of eleven members, six of whom will be designated by Aebi Schmidt and five of whom will be designated by Shyft. James A. Sharman, the Chairman of the Shyft Board of Directors as of immediately prior to the Effective Time, will serve as the Chairman of the Board of Directors of the Combined Company (the “Combined Company Board”) following the Effective Time. Barend Fruithof, current CEO of Aebi Schmidt, will serve as Vice Chairman and Peter Spuhler, current Chairman of Aebi Schmidt, will also serve on the board. The Merger Agreement includes a covenant requiring Shyft and Aebi Schmidt to cooperate in good faith until the Closing to agree on a new name and ticker symbol for Aebi Schmidt.

The Closing is expected to occur on July 1, 2025, as the necessary closing conditions have already been satisfied or waived, or are expected to be satisfied or waived before then.  Those conditions include: (a) the affirmative vote of the holders of a majority of the outstanding shares of Shyft common stock, (b) the approval by two-thirds of the shares of Aebi Schmidt Common Stock represented at an extraordinary meeting of the shareholders of Aebi Schmidt for all matters requiring shareholder approval to consummate the Transactions in accordance with the Merger Agreement, and (c) the receipt of certain required regulatory consents, approvals, non-disapprovals, and other authorizations under applicable antitrust and foreign direct investment laws and regulations specified in the Merger Agreement. The Merger will be accounted for as a forward merger using the acquisition method of accounting, pursuant to Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), with Aebi Schmidt treated as the legal and accounting acquirer and Shyft treated as the legal and accounting acquiree.

Index
Basis of Presentation and Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Aebi Schmidt Holding AG and its subsidiaries and have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States (“U.S.”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and disclosures required by GAAP for complete consolidated financial statements are not included herein. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. All inter-company transactions and balances have been eliminated. The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair statement of these interim financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2024 included in our Form S-4 filed with the Securities and Exchange Commission (“SEC”) on April 4, 2025.

For a description of key accounting policies followed, refer to the footnotes to Aebi Schmidt Holding AG consolidated financial statements for the year ended December 31, 2024, included in our Form S-4.

NOTE 2 – REVENUE

Contract Assets and Liabilities
The tables below disclose changes in contract assets and liabilities for the three months ended March 31, 2025 and 2024.

Contract Assets	March 31, 2025	March 31, 2024
Contract assets, beginning of period	$24,145	$9,654
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(13,018)	(7,899)
Contract assets recognized, net of reclassification to receivables	19,941	16,264
Contract assets, end of period	$31,068	$18,019

Contract Liabilities
Contract liabilities, beginning of period	$20,044	$12,979
Reclassification of the beginning contract liabilities to receivables, as the result of performance obligations being satisfied	(4,637)	(2,858)
Cash received in advance and not recognized in revenue	4,127	2,036
Contract liabilities, end of period	$19,534	$12,157

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the North America and Europe and Rest of the World (“ROW”) segments are $483,395 and $205,871 respectively.

For performance obligations that are satisfied over time, revenue is expected to be recognized over the period to complete the contract. For performance obligations that are satisfied at a point in time, revenue is expected to be recognized when the customer obtains control of the product, which is generally upon shipment from our facility. No amounts have been excluded from the transaction prices above related to the guidance on constraining estimates of variable consideration.

Index
In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition. The tables also include a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended March 31, 2025
	New Business	After Sales	Total
Primary geographical markets
North America	$130,256	$17,035	$147,291
Europe and ROW	72,652	29,243	101,895
Total Sales	$202,908	$46,278	$249,186

Timing of revenue recognition
Products transferred at a point in time	$141,369	$40,723	$182,092
Products and services transferred over time	61,539	5,555	67,094
Total Sales	$202,908	$46,278	$249,186

	Three Months Ended March 31, 2024
	New Business	After Sales	Total
Primary geographical markets
North America	$128,738	$16,229	$144,967
Europe and ROW	84,141	29,693	113,834
Total Sales	$212,879	$45,922	$258,801

Timing of revenue recognition
Products transferred at a point in time	$155,043	$40,716	$195,759
Products and services transferred over time	57,836	5,206	63,042
Total Sales	$212,879	$45,922	$258,801

NOTE 3 – INVENTORIES

Inventories are summarized as follows:
	March 31, 2025	December 31, 2024
Finished goods	$117,888	$105,481
Work in process	45,735	34,334
Raw materials and purchased components	96,770	91,584
Total Inventories	$260,393	$231,399

Index
NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:
	March 31, 2025	December 31, 2024
Land and Building	$71,383	$69,119
Technical installation and machinery	55,194	53,851
Plant and office equipment	45,948	44,395
Assets under construction	4,415	2,346
Subtotal	176,940	169,711
Less: accumulated depreciation	(106,713)	(101,064)
Total Property, plant and equipment, net	$70,227	$68,647

The Company recorded depreciation expense of $2,845 and $2,846 during the three months ended March 31, 2025 and 2024, respectively.

NOTE 5 – LEASES

The Company has both operating and finance leases for land, buildings, machinery, vehicles and certain equipment. Our leases have remaining lease terms of 1 to 25 years, some of which include options to extend the lease agreements for up to 12 years. Our leases do not contain residual value guarantees. As of March 31, 2025, and December 31, 2024, assets recorded under finance leases were immaterial.

Operating lease expenses are classified as cost of product sales and selling, general and administrative on the Consolidated Statements of Operations. The components of lease expense were as follows:
	Three Months Ended March 31,
	2025	2024
Operating leases	$3,452	$3,087
Finance leases
Amortization of right of use (ROU) assets	122	103
Interest on lease liabilities	9	8
Short-term leases	61	26
Variable lease expense	119	144
Sublease income	(373)	(205)
Total lease expense	$3,390	$3,163

The weighted average remaining lease term and weighted average discount rate were as follows:
	March 31,
	2025	2024
Weighted average remaining lease term (in years)
Finance leases	3	3
Operating leases	12	13

Weighted average discount rate
Finance leases	2.16%	1.25%
Operating leases	5.42%	5.41%

Supplemental cash flow information related to leases was as follows:
	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Finance - Financing cash flows	$259	$225
Finance - Operating cash flows	9	8
Operating leases - Operating cash flows	3,434	2,928

Right of use assets obtained in exchange for lease obligations:
Operating leases	6,207	1,517
Finance leases	213	71
	$6,420	$1,588

Index
Maturities of lease liabilities as of March 31, 2025, are as follows:
Years ending December 31:	Finance	Operating
2025(1)	$785	$9,759
2026	746	11,050
2027	201	7,722
2028	194	6,637
2029	185	6,004
2030	69	5,871
Thereafter	6	50,714
Total lease payments	2,186	97,757
Less: imputed interest	97	30,897
Total lease liabilities	$2,089	$66,860

(1)	Excluding the three months ended March 31, 2025.

NOTE 6 – INCOME TAXES

At the end of each interim period, the Company makes its best estimate of the annual expected effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to unusual or infrequent items, if applicable, that will be separately reported or reported net of their related tax effects are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of a beginning-of-the-year deferred tax asset in future years or income tax contingencies is recognized in the interim period in which the change occurs.

Our income tax expense was $787 and $3,971 for the three months ended March 31, 2025, and 2024, respectively. The tax expense represented a 27.6% and 31.2% effective tax rate for the three months ended March 31, 2025, and 2024, respectively. There were neither unusual or infrequent items, nor significant changes of income tax contingencies and also no revised judgements on the realizability of beginning-of-the-year deferred tax assets that had a material impact on the income tax expense for the quarters.

Index
NOTE 7 – COMMITMENTS AND CONTINGENT LIABILITIES

Warranty Related

We provide limited warranties against assembly or construction defects. These warranties generally provide for the replacement or repair of defective parts or workmanship for a specified period following the date of sale. The end users also may receive limited warranties from suppliers of components that are incorporated into our chassis and vehicles.

Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue can arise which is beyond the scope of our historical experience. We provide for any such warranty issues as they become known and are estimable. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. An estimate of possible penalty or loss, if any, cannot be made at this time.

Changes in the warranty liability are summarized below:
	Three Months Ended March 31,
	2025	2024
Balance of accrued warranty, beginning of period	$10,205	$8,022
Accruals for current period sales	1,265	922
Cash settlements	(546)	(483)
Changes in liability for pre-existing warranties	(8)	(4)
Translation adjustment	289	(242)
Balance of accrued warranty, end of period	$11,205	$8,215

Long-term warranty provision amounting to $1,807 and $782 as of March 31, 2025 and 2024, respectively is included within the Other non-current liabilities in the Condensed Consolidated Balance Sheets.

Chassis Pool Agreements

As of March 31, 2025, and December 31, 2024, chassis consigned inventory was approximately $23,982 and $36,573 respectively. The Company incurred $309 and $698 of interest expense related to the chassis on hand during the three months ended March 31, 2025 and 2024, respectively. For additional information regarding our chassis pool agreements refer to our audited consolidated financial statements and footnotes included in our Form S-4.

NOTE 8 – DEFINED BENEFIT PENSION PLANS

	Three Months Ended March 31,
	2025	2024
Service cost	$607	$640
Interest cost	388	483
Interest income	(1,058)	(968)
Amortization of prior service cost/(credit)	-	-
Amortization of net gain	(227)	(272)
Administrative expenses	44	56
Loss due to settlement	-	-
Total Benefit cost	$(246)	$(61)

The components of net periodic pension and other postretirement cost, other than service cost, are included in Other income (expense) in our Condensed Consolidated Statements of Operations.

Index
Investments measured at Net Asset Value (NAV) as of December 31, 2024, and 2023 are as follows:
	March 31,	December 31,
	2025	2024
Real estate collective funds	$40,964	$39,773
Pooled investment funds	-	-
Total Investments at Fair Value	$40,964	$39,773
Total Plan Assets	156,886	152,173

The following valuation methodologies were used to measure these assets:

(1)	Equity securities (equities) - Common Stocks and mutual funds are valued at the closing price reported on the active market on which the individual securities are traded and are classified as Level 1.
(2)
Fixed income securities (bonds) - Debt securities include government and corporate bonds which are generally quoted in active markets or as units in mutual funds are classified as Level 1. Debt securities for which market prices are not available are valued based on yields reflecting the perceived risk of the issuer and the maturity of the security, recent disposals in the market or other modelling techniques, which may involve judgment. Units in mutual funds which are not directly quoted on a public stock exchange and/or for which a fair value is not readily determinable are measured at fair value using NAV. They are therefore classified as Level 2.

(3)
Cash and cash equivalents (liquidity) - Cash and cash equivalents include money market instruments and commingled funds. Valuations are generally based on observable inputs. They are categorized as Level 1.

(4)	Real estate - Real estate investments are classified as Level 2 and are measured at fair value using discounted cash flow.

NOTE 9 – DEBT

Debt consists of the following:
	March 31, 2025	December 31, 2024
Revolving credit facility, due 2026	$170,875	$152,787
Term loan:
Facility A, due 2026	21,631	20,778
Facility B, due 2026	40,000	40,000
Facility C, due 2026	120,934	119,715
Shareholder loan	53,775	51,982
Mortgage loan	10,266	10,348
Finance lease obligations	2,089	2,003
Other local credit lines	7,091	2,240
Total debt	426,661	399,853
Less current portion of long-term debt	(24,224)	(23,259)
Total long-term debt	$402,437	$376,594

Index
Term Loan

In November 2021, the Company entered a syndicated loan agreement with various banks for financing acquisitions. The term loan is split into the following facilities:

Facility A - A senior amortizing term loan facility with a total commitment of EUR 45,000 ($48,670).

Facility B - A senior amortizing term loan facility with a total commitment of $60,000.

Facility C - A senior non-amortizing term loan facility with a total commitment of $90,000 and EUR 28,602 ($30,934).

The interest rate is variable defined based on EURIBOR (EUR) compounded with SOFR (USD) plus a given interest margin. The interest margin of Facility A and B was 2.200% and 2.200% for the three months ended March 31, 2025 and 2024, respectively. The interest rate margin for Facility C was 2.700% and 2.700% for three months ended March 31, 2025 and 2024, respectively. Debt issuance costs of $2,016 as of March 31, 2025, and $2,219 as of December 31, 2024, are deferred and amortized based on the effective interest method. The Company is committed to fulfill certain financial covenants throughout the credit contract period. As of March 31, 2025, and December 31, 2024, the Company was in compliance with all covenants.

Revolving Credit Facility Commitment

The aggregate of the Revolving Credit Facility Commitment is EUR 165,000 ($178,456) which is primarily used for refinancing existing debt obligations, excluding those related to Facility A. In addition, the Revolving Credit Facility supports the broader financial needs of the Company, including general corporate purposes and working capital requirements, as well as funding permissible acquisitions aligned with the Company’s strategic objectives.

New Credit Facilities Agreement

On March 10, 2025, the Company entered into a syndicated $600 million credit facilities agreement consisting of a multicurrency senior secured amortizing term loan facility in an aggregate amount of up to $350 million and a multicurrency senior secured revolving loan facility in an aggregate amount of up to $250 million. The proceeds of the New Credit Facilities shall be used to refinance existing interest-bearing financial indebtedness after the Shyft Transaction (see Note 1 – Nature of Operations and Basis of Presentation) as well as pay costs and expenses incurred in connection with the Refinancing and the Transaction (as each is defined in the Form S-4). The obligations of the lenders to consummate the debt financing under the new credit facilities agreement are subject to certain closing conditions, including the consummation of the Merger. As of March 31, 2025, no debt financing has been obtained and fees incurred ($2,137) in connection with the new credit facilities agreement have been deferred as prepaid expenses upon the issuance of debt.

Shareholder loans

As of March 31, 2025, and December 31, 2024, there were subordinated shareholder loans totaling CHF 13,563 (2025: $15,390, 2024: $14,970) and EUR 15,000 (2025: $16,223, 2024: $15,584) from PCS Holding AG, as well as CHF 10,000 (2025: $11,347, 2024: $11,038) and EUR 10,000 (2025: $10, 2024: $10,390) from Gebuka AG. The loans are originally granted for a fixed term, but the term will be extended if the loan agreement is not terminated 90 days prior to the end date or if an extension agreement is signed. The change in the loan balance as of March 31, 2025 and December 31, 2024, is solely due to foreign exchange rate fluctuations.

The Company has mortgage loans related to the expansion of its plant in Chilton, Wisconsin, U.S. of $10,266 as of March 31, 2025, and $10,348 as of December 31, 2024.

Off-balance sheet arrangements

The contingent liabilities include guarantees (“performance bonds”) amounting to $14,775 and $13,202 as of March 31, 2025 and December 31, 2024. Through the normal course of bidding for and executing certain projects, the Company has entered into bid/performance bonds and surety bonds (collectively “performance bonds”) with various financial institutions. Customers can draw on such performance bonds if the Company does not fulfil its contractual obligations. If a performance bond is drawn the Company would have an obligation to reimburse the financial institution for amounts paid. There have been no significant amounts reimbursed to financial institutions under these types of arrangements for the three months ended Mach 31, 2025 and 2024.

Index
NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of AOCI, net of tax are as follows:
	March 31, 2025	March 31, 2024
Foreign currency translation adjustments	$9,245	$7,241
Pension benefits	26,391	22,170
Total accumulated other comprehensive income	$35,636	$29,411

NOTE 11 – SEGMENTS

The Company identifies their operating and reportable segments based on the management structure and the financial data utilized by the chief operating decision maker (“CODM”), which was determined to be the Board of Directors, to assess segment performance and allocate resources among the operating units.

The Company’s segment reporting policy identifies two operating segments, North America and Europe, including Rest of the World, (“ROW”), as reportable segments. Financial results for each segment are presented separately to provide transparency and insight into the performance and resources of each geographic area, consistent with how the CODM reviews and assesses the Company’s operations.

The CODM evaluates the performance of their reportable segments based on Segment Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which is defined as income from operations before interest, income taxes, depreciation and amortization, as adjusted to eliminate the impact of restructuring charges, acquisition related expenses and adjustments and other gains and losses not reflective of the ongoing operations.

Interest expense and taxes on income are not included in the information utilized by the CODM to assess segment performance and allocate resources, and accordingly, are excluded from the segment results presented below.

The Company’s Board of Directors assesses the Segment Adjusted EBITDA to compare to historical trends and the forecast to assess segment results, allocate capital, make strategic decisions and identify areas of opportunity.

Sales and other financial information by reportable segment are as follows:

Three Months Ended March 31, 2025
	North America	Europe and ROW	Total
New Business	$130,256	$72,652	$202,908
After Sales	17,035	29,243	46,278
Segment sales	$147,291	$101,895	$249,186

	North America	Europe and ROW	Total
Depreciation and amortization expense	$5,139	$1,486	$6,625
Segment assets	$696,745	$420,346	$1,117,091
Capital expenditures	$2,157	$963	$3,120

Index
Segment Adjusted EBITDA is as follows:
	North America	Europe and ROW
Sales	$147,291	$101,895
Cost of products sold	116,909	78,971
Research and development	601	4,026
Selling, general and administrative	12,534	18,190
Other segment items[1]	(1,789)	(1,533)
Segment Adjusted EBITDA	$19,036	$2,241

[1]
Other segment items include, other operating income and expenses, other income and expenses, depreciation and amortization, transaction related expenses, non-service cost related pension expense and legacy plan, foreign exchange gain on external debts and other non-recurring.

The reconciliation of total Segment Adjusted EBITDA to Income before income taxes as follows:

Three Months Ended March 31, 2025
Total Segment Adjusted EBITDA	$21,277
Interest expense	(6,503)
Foreign exchange gains/losses on external debt	(982)
Depreciation and amortization	(6,625)
Restructuring and other related expenses	(374)
Transaction related expenses	(4,643)
Settlement of acquisition	(412)
Pension related income, net	929
Change in provision for contingencies	210
Other non-operating one-off items	(28)
Income before income taxes	$2,849

Three Months Ended March 31, 2024
	North America	Europe and ROW	Total
New Business	$128,738	$84,141	$212,879
After Sales	16,229	29,693	45,922
Segment sales	$144,967	$113,834	$258,801

	North America	Europe and ROW	Total
Depreciation and amortization expense	$5,123	$1,244	$6,367
Segment assets	$703,809	$410,481	$1,114,290
Capital expenditures	$1,524	$2,547	$4,071

Index
Segment Adjusted EBITDA is as follows:
Three Months Ended March 31, 2024
	North America	Europe and ROW
Sales	$144,967	$113,834
Cost of products sold	115,287	84,990
Research and development	726	4,991
Selling, general and administrative	12,533	16,185
Other segment items[2]	(1,228)	(819)
Segment Adjusted EBITDA	$17,649	$8,487

[2]
Other segment items include, other operating income and expenses, other income and expenses, depreciation and amortization, transaction related expenses, non-service cost related pension expense and legacy plan, foreign exchange gain on external debts and other non-recurring.

The reconciliation of total Segment Adjusted EBITDA to Income before income taxes as follows:
Three Months Ended March 31, 2024
Total Segment Adjusted EBITDA	$26,136
Interest expense	(9,112)
Foreign exchange gains/losses on external debt	2,295
Depreciation and amortization	(6,367)
Pension related income, net	628
Legal matters	(283)
Change in provision for contingencies	(550)
Other non-operating one-off items	(29)
Income before income taxes	$12,718

The following table presents sales disaggregated by geography which exceed 10% of total sales:

	Three Months Ended March 31,
	2025	2024
Switzerland	$11,205	$13,948
U.S.	134,448	136,272
Other	103,533	108,581
Total sales	$249,186	$258,801

Index
NOTE 12 – SUBSEQUENT EVENTS

Litigation Relating to the Merger
On May 27 and May 28, 2025, Shyft was notified of two complaints filed with the Supreme Court of the State of New York County of New York by purported shareholders. The complaints allege that the Proxy Statement was materially incomplete due to certain misrepresentations and omissions, violating New York State law. The complaints name Shyft and its directors as defendants and seek, among other relief, an injunction against the consummation of the Merger.
The company believes that the likelihood of a materially unfavorable outcome is currently not probable, and any potential loss cannot be reasonably estimated at this time. Therefore, no liability has been recognized in the financial statements. However, the Company will continue to monitor the situation and may reassess this evaluation as further developments occur.
Shyft Executive Retention: Employment Matters
In connection with the Merger Agreement and the Transactions, Shyft’s Board and the Human Resources and Compensation Committee (the “HRCC”) reviewed, among other things, executive retention matters. Retention compensation arrangements were approved for key executives Joshua Sherbin and Jacob Farmer to facilitate the Merger's closing.
In May 2025, Mr. Sherbin indicated his intention to resign for Good Reason under the Company’s Executive Severance Plan if the Merger is consummated. Subsequently, on May 19, 2025, Shyft and Mr. Sherbin entered into a transition and separation agreement.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of the financial condition and results of operations of Aebi Schmidt should be read together with Aebi Schmidt’s unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. Unless the context requires otherwise, references to “Aebi Schmidt” in this section of the Quarterly Report refers to Aebi Schmidt and its consolidated subsidiaries. The information presented herein is based on management’s perspective of Aebi Schmidt’s results of operations. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of Aebi Schmidt’s control. Aebi Schmidt’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in the Registration Statement.

Overview

Aebi Schmidt is a global leader in intelligent and innovative solutions for clean and safe infrastructure with a strong presence in over 90 countries in North America, Europe, and the rest of the world. Aebi Schmidt is a provider of a wide range of innovative technical products designed for effective maintenance of public and private infrastructure, including products in Snow and Ice Clearing, Airport Runway Clearing, Street Sweeping and Marking, Commercial Trucks and Trailers, and Agriculture. Aebi Schmidt is committed to innovation and technology, often integrating features into its products to enhance performance and continue to maintain its competitive market position amongst competitors. Based on its strategy and strong customer orientation, Aebi Schmidt is prepared to continue the growth path in the foreseeable future.

Aebi Schmidt operates in two reportable segments, which consist of (i) North America, and (ii) Europe including the rest of the world (collectively referred to as “Europe and the Rest of the World”). Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2025.

North America

Aebi Schmidt’s North America Segment offers leading brands in Commercial Trucks and Trailers, Snow and Ice Clearing, and Airport Snow and Ice Clearing markets. Aebi Schmidt operates as a key player in providing innovative solutions for snow removal, street cleaning, and other essential services that enhance infrastructure and public safety.

Europe and the Rest of the World

Aebi Schmidt maintains a strong presence in Europe and the Rest of the World through its Street Sweeping and Marking and Environmental Maintenance, Airport Snow and Ice Clearing, and Agriculture products. Aebi Schmidt has long-lasting relationships with airports and municipalities across Europe and with international customers.

Recent Developments

Business Combination with Shyft

On December 16, 2024, Aebi Schmidt entered into the Merger Agreement pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Shyft, with Shyft surviving the Merger as a direct, wholly owned subsidiary of Holdco and as an indirect, wholly owned subsidiary of Aebi Schmidt.

Index
At the Effective Time, each share of Shyft Common Stock issued and outstanding as of immediately prior to the Effective Time (other than any shares of Shyft Common Stock that are held as of immediately prior to the Effective Time by Holdco, Aebi Schmidt, Merger Sub or any of their respective subsidiaries) will automatically be converted into the right to receive 1.040166432 fully paid and nonassessable shares of Aebi Schmidt Common Stock, on the terms and subject to the conditions set forth in the Merger Agreement.

On April 4, 2025, Aebi Schmidt filed the Registration Statement, which includes the Proxy Statement/Prospectus. The Registration Statement was declared effective on May 13, 2025. The Closing of the Merger is expected to occur on July 1, 2025. Agreement. Upon the consummation of the Merger, the Combined Company will be Aebi Schmidt Holding AG, and its shares will be listed and traded on the Nasdaq under the ticker symbol “AEBI”. Aebi Schmidt Holding AG, together with its subsidiaries, is generally referred to as “Aebi Schmidt Group.”

As a result of the Merger, the holders of Shyft Common Stock as of immediately prior to the Effective Time will collectively own approximately 48% of the issued and outstanding shares of Aebi Schmidt Common Stock, and the holders of Aebi Schmidt Common Stock as of immediately prior to the Effective Time will collectively own approximately 52% of the issued and outstanding shares of Aebi Schmidt Common Stock, in each case, as of immediately following the Effective Time. Peter Spuhler, an existing shareholder of Aebi Schmidt, will beneficially own approximately 35% of Aebi Schmidt Common Stock immediately following the Effective Time.

The Merger will be accounted for as a business combination in accordance with U.S. GAAP, with Aebi Schmidt treated as the legal and accounting acquirer and Shyft as the legal and accounting acquiree for financial reporting purposes. Upon completion of the Transactions, the Combined Company will be a Swiss domiciled filer. The Merger is not expected to deliver additional proceeds to either party other than potential cash settlement for fractional shares.

Key Performance Indicators

Aebi Schmidt reviews the following key performance indicators on a regular basis in order to evaluate the financial and operating performance of its business, identify trends affecting its performance, prepare financial projections, and make strategic decisions. Aebi Schmidt’s key performance indicators are not based on any standardized industry methodology and are not necessarily calculated in the same manner or comparable to similarly titled measures presented by other companies. Similarly, Aebi Schmidt’s key metrics may differ from estimates published by third parties or from similarly titled metrics of its competitors due to differences in methodology. The numbers that Aebi Schmidt uses to calculate its key performance indicators are based on internal data. While these numbers are based on what Aebi Schmidt believes to be reasonable judgments and estimates for the applicable period of measurement, there are inherent challenges in measuring usage and engagement. Increases or decreases in Aebi Schmidt’s key performance indicators may not correspond with increases or decreases in its revenue. Aebi Schmidt regularly reviews and may adjust its processes for calculating its internal metrics to improve their accuracy. In addition to the key performance indicators summarized below, Aebi Schmidt also evaluates certain non-GAAP financial measures, (i.e. Adjusted EBITDA and Adjusted EBITDA margin) which are further summarized in the Non-GAAP Financial Measures section below.

The following table presents a summary of Aebi Schmidt’s key performance indicators for the three months ended March 31, 2025, and March 31, 2024.

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024
Sales	$249,186	$258,801
Net income	2,062	8,747
Net income margin	0.8%	3.4%
Adjusted EBITDA(1)	21,277	26,136
Adjusted EBITDA margin(1)	8.5%	10.1%
Net cash provided by (used in) operating activities	(26,561)	(5,469)

(1)
Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. See the section titled “Non-GAAP Financial Measures” below for the definitions of these measures and the reconciliations to the closest U.S. GAAP measure.

Index
Results of Operations

Results for Aebi Schmidt for the three months ended March 31, 2025, compared to results for the three months ended March 31, 2024.

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change

Sales	$249,186	$258,801	$(9,615)	-4%
Cost of products sold	195,880	200,277	(4,397)	-2%
Gross profit	$53,306	$58,524	$(5,218)	-9%
Operating expenses:
Research and development	4,627	5,717	(1,090)	-19%
Selling, general and administrative	30,724	28,718	2,006	7%
Amortization of purchased intangibles	3,574	3,516	58	2%
Other operating (income) expense	(13)	498	(511)	-103%
Total operating expenses	$38,912	$38,449	$463	1%
Operating income	$14,394	$20,075	$(5,681)	-28%

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Other income (expense):
Interest expense	(6,503)	(9,112)	2,609	-29%
Other income (expense)	(5,042)	1,755	(6,797)	-387%
Total other expense	$(11,545)	$(7,357)	$(4,188)	-57%
Income before income taxes	$2,849	$12,718	$(9,869)	-78%
Income tax expense	787	3,971	(3,184)	-80%
Net income	2,062	8,747	(6,685)	-76%
Less: Net income (loss) attributable to non-controlling interest	(13)	2	(15)	n.m.
Net income attributable to Aebi Schmidt Holding AG	$2,075	$8,745	$(6,670)	-76%

n.m. – not meaningful

Index
Sales

Sales decreased by $9.6 million, or 4%, to $249.2 million in the three months ended March 31, 2025, from $258.8 million in the three months ended March 31, 2024. The decrease in sales was primarily driven by a decrease in gross new business sales of $15.7 million and an increase in sales deductions related to after sales of $1.0 million due to project related discounts. The decrease was partially offset by an increase of gross after sales of $1.4 million and decreases in sales deductions related to new business of $5.8 million.

Cost of products sold

Cost of products sold decreased by $4.4 million, or 2%, to $195.9 million in the three months ended March 31, 2025, from $200.3 million in the three months ended March 31, 2024. The decrease in cost of products sold was primarily driven by a decrease of $5.1 million in costs related to new business sales, a decrease in lease expenses of $1.1 million, and a decrease of $0.2 million in over-absorption and under-absorption costs. This was partially offset by an increase of $1.3 million in costs related to after sales, and an increase of $0.2 million in other costs.

Research and development expense

Research and development expense decreased by $1.1 million, or 19%, to $4.6 million in the three months ended March 31, 2025, from $5.7 million in the three months ended March 31, 2024. The decrease in research and development expense was primarily driven by an elevated level of project costs related to the development of new products in the three months ended March 31, 2024.

Selling, general and administrative expense

Selling, general and administrative expense increased by $2.0 million, or 7%, to $30.7 million in the three months ended March 31, 2025, from $28.7 million in the three months ended March 31, 2024. The increase in selling, general and administrative expense was primarily driven by increases in finance expenses of $0.9 million, management expenses of $0.7 million, and other general and administrative costs of $0.5 million. The increase was partially offset by a decrease in information technology costs of $0.1 million.

Amortization of purchased intangibles

Amortization of purchased intangibles increased by $0.1 million, or 2%, to $3.6 million in the three months ended March 31, 2025, from $3.5 million in the three months ended March 31, 2024.

Other operating (income) expense

Other operating expense decreased by $0.5 million, or 100%, to operating income of $0.0 million in the three months ended March 31, 2025, from other operating expense of $0.5 million in the three months ended March 31, 2024. The decrease in other operating expense was primarily driven by an increase of $0.2 million of realized foreign exchange gains, net of realized foreign exchange losses, caused by changes in foreign exchange rates between contract award and contract fulfilment and an increase of $0.3 million in other operating income net other operating expense.

Interest expense

Interest expense decreased by $2.6 million, or 29%, to $6.5 million in the three months ended March 31, 2025, from $9.1 million in the three months ended March 31, 2024. The decrease in interest expense was primarily driven by a decrease in debt balances of $14.9 million.

Other income (expense)

Other expense increased by $6.8 million, or 387%, to $5.0 million in the three months ended March 31, 2025, from other income of $1.8 million in the three months ended March 31, 2024. The increase in other expense was primarily driven by an increase in net foreign exchange losses on financial positions of $3.3 million and transaction related expenses of $4.6 million related to the Shyft Transaction. The increase in other expenses was partially offset by a $0.8 million decrease related to contingencies.

Income tax expense (benefit)

Income tax expense decreased by $3.2 million, or 80%, to $0.8 million in the three months ended March 31, 2025, from $4 million in the three months ended March 31, 2024. The decrease in income tax expense was primarily driven by a reduction in profit before tax from $8.7 million to $2.1 million.

Index
Segment Results of Operations

Aebi Schmidt operates its business as two reportable segments: (i) North America and (ii) Europe including the Rest of the World. Both segments operate separately with limited cross-selling activities. The information below includes Sales and Segment Adjusted EBITDA, consistent with information presented for financial reporting purposes in Note 11 to Aebi Schmidt’s unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. Costs that are not allocated to segment sales and expenses are immaterial and are included within the figures shown below.

	For the Three Months Ended March 31, 2025
(in thousands)	North America	Europe and the Rest of the World	Total
Segment sales	$147,291	$101,895	$249,186
Segment Adjusted EBITDA	$19,036	$2,241	$21,277

	For the Three Months Ended March 31, 2024
	North America	Europe and the Rest of the World	Total
Segment sales	$144,967	$113,834	$258,801
Segment Adjusted EBITDA	$17,649	$8,487	$26,136

North America

Sales for Aebi Schmidt’s North America segment increased by $2.3 million, or 1.6%, to $147.3 in the three months ended March 31, 2025, from $145 million in the three months ended March 31, 2024. The change was primarily driven by an increase of $2.5 million in sales to the Canadian market.

Segment Adjusted EBITDA for Aebi Schmidt’s North America segment increased by $1.4 million, or 7.9%, to $19.0 million in the three months ended March 31, 2025, from $17.6 million in the three months ended March 31, 2024. The increase in Segment Adjusted EBITDA was primarily driven by higher sales volumes and improved gross margins, each contributing $0.5 million.

Europe and the Rest of the World

Sales for Aebi Schmidt’s Europe and the Rest of the World segment decreased by $11.9 million, or 10.5%, to $101.9 million in the three months ended March 31, 2025, from $113.8 million in the three months ended March 31, 2024. The decrease in sales was primarily driven by stronger sales of electrified products in the three months ended March 31, 2024 compared to the three months ended March 31, 2025.

Adjusted EBITDA for Aebi Schmidt’s Europe and the Rest of the World segment decreased by $6.2 million, or 73.6%, to $2.2 million in the three months ended March 31, 2025, from $8.5 million in the three months ended March 31, 2024. The decrease in Adjusted EBITDA was primarily driven by the lower sales volume having a negative impact of $3.0 million and a change in the product mix having a negative impact of $3.2 million.

Non-GAAP Financial Measures

Aebi Schmidt utilizes non-GAAP financial measures, Adjusted EBITDA and Adjusted EBITDA margin, to complement its U.S. GAAP reporting and to assist stakeholders in evaluating and comparing its financial and operational performance over multiple periods, identifying trends affecting its business, formulating business plans, and making strategic decisions. There can be no assurance that Aebi Schmidt will not modify the presentation of its non-GAAP measures in the future, and any such modification may be material.

Index
Aebi Schmidt defines Adjusted EBITDA as net income before interest, taxes, depreciation, and amortization, further adjusted for foreign exchange gains and losses on external debt, restructuring and other related expenses, transaction related expenses, changes in repurchase liabilities for Aebi Schmidt’s employee share plan, non-service cost related pension expenses, legacy legal matters, sales executive transition costs, changes in provisions for contingencies, and other non-recurring items. Aebi Schmidt defines Adjusted EBITDA margin as a ratio of Adjusted EBITDA as a percentage of sales. Management uses Adjusted EBITDA to assess Aebi Schmidt’s financial performance because it allows management and stakeholders to compare its operating performance on a consistent basis across periods by removing the effects of its capital structure (such as varying levels of interest expense and income), asset base (such as depreciation and amortization) and other items (such as non-recurring costs) that impact the comparability of financial results from period to period.

In evaluating Adjusted EBITDA, you should be aware that in the future Aebi Schmidt may incur expenses that are the same as or similar to some of the adjustments in such presentation. Aebi Schmidt’s presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed as an inference that future results will be unaffected by unusual or non-recurring items. Adjusted EBITDA and Adjusted EBITDA margin have important limitations as an analytical tool, and you should not consider these measures in isolation or as a substitute for analysis of Aebi Schmidt’s operating results as reported under U.S. GAAP. Adjusted EBITDA and Adjusted EBITDA margin may be defined differently by other companies in its industry and may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

	For the three months ended March 31,
(in thousands, except percentages)	2025	2024
Net income	$2,062	$8,747
Adjusted for:
Income tax expense	787	3,971
Interest expense	6,503	9,112
Foreign exchange (gain) / losses on external debt	982	(2,295)
Depreciation and amortization	6,625	6,367
Restructuring and other related expenses	374	-
Transaction related expenses	4,643	-
Settlement of acquisition	412	-
Pension related income, net	(929)	(628)
Legacy legal matters	-	283
Change in provision for contingencies	(210)	550
Other non-operating one-off items	28	29
Adjusted EBITDA	$21,277	$26,136
Sales	249,186	258,801
Net Income Margin	0.8%	3.4%
Adjusted EBITDA Margin	8.5%	10.1%

Liquidity and Capital Resources

Aebi Schmidt’s primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs and debt service requirements. Aebi Schmidt’s principal sources of liquidity are cash flows from operating activities, the revolving credit facility and other debt issuances, and existing cash balances of $47.8 million as of March 31, 2025. Aebi Schmidt actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash.

As of March 31, 2025, Aebi Schmidt had $278.3 million of net working capital (i.e., current assets minus current liabilities) compared to $260.4 million of net working capital as of March 31, 2024.

Index
Aebi Schmidt believes that its available liquidity will be sufficient to meet its current obligations for a period of at least 12 months from the date of the filing of this Quarterly Report, and its liquidity will be sufficient to finance its operating and capital needs, including day to day operations, capital expenditures, research and development, investments in information technology systems, dividends and potential future acquisitions.

Cash Flows

Aebi Schmidt’s cash flows from operating, investing and financing activities, as reflected in the Aebi Schmidt Consolidated Statements of Cash Flows appearing in Item 1 of this Form 10-Q are summarized in the following table:

	For the Three Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Net cash used in operating activities	$(26,561)	$(5,469)	$(21,092)	386%
Net cash used in investing activities	(3,108)	(4,052)	944	-23%
Net cash provided by financing activities	11,442	6,959	4,483	64%
Effect of exchange rate changes on cash and cash equivalents	872	(668)	1,540	-231%
Net decrease in cash and cash equivalents	(17,355)	(3,230)	(14,125)	437%
Cash and cash equivalents at beginning of the period	65,173	$42,698	$22,475	53%
Cash and cash equivalents at end of the period	$47,818	39,468	8,350	21%

Net cash used in operating activities

Net cash used in operating activities increased by $21.1 million, or 386%, to $26.6 million in the three months ended March 31, 2025, from $5.5 million in the three months ended March 31, 2024. The increase was primarily driven by payment of expenses, which contributed to a decrease of accounts payable by $11.9 million. There was also a $7.1 million decrease in accounts receivable and contract assets in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. In addition, there was an increase of $12.9 million in changes of other assets and liabilities. Partially offsetting the increase was a $4.2 million decrease due to changes in inventory for the three months ended March 31, 2025 compared to the change for the three months ended March 31, 2024 and a decrease in changes in income tax payables and receivables of $5.5 million.

Net cash used in investing activities

Net cash used in investing activities decreased by $0.9 million, or 24%, to $3.1 million in the three months ended March 31, 2025, from $4.1 million in the three months ended March 31, 2024. The decrease was primarily driven by a decrease in cash spent on purchases of property, plant and equipment.

Net cash provided by financing activities

Net cash provided by financing activities increased by $4.5 million, or 64%, to $11.4 million in the three months ended March 31, 2025, from $7.0 million in the three months ended March 31, 2024. The increase was primarily driven by an increase of $9.2 million in proceeds from long term debt. The increase is partially offset by a decrease of $4.7 million in deferred payments related to Aebi Schmidt’s historical transactions.

Index
Debt

In thousands	March 31, 2025	December 31, 2024
Revolving credit facility, due 2026	$170,875	$152,787
Term loan:
Facility A, due 2026	21,631	20,778
Facility B, due 2026	40,000	40,000
Facility C, due 2026	120,934	119,715
Shareholder loan	53,775	51,982
Mortgage loan	10,266	10,348
Finance lease obligations	2,089	2,003
Other local credit lines	7,091	2,240
Total debt	426,661	399,853
Less current portion of long-term debt	(24,224)	(23,259)
Total long-term debt	$402,437	$376,594

Existing Credit Facilities Agreement

In November 2021, Aebi Schmidt entered a syndicated loan agreement with various banks for financing acquisitions. The term loan is split into the following facilities:

•	Total Facility A Commitments: A senior amortizing term loan facility with a total commitment of $48.7 million.

•	Total Facility B Commitments: A senior amortizing term loan facility with a total commitment of $60.0 million.

•	Total Facility C Commitments: A senior non-amortizing term loan facility with a total commitment of $90.0 million and $30.9 million.

The average interest margin of Facility A and B was 2.200% and 2.200% for the periods ended March 31, 2025 and March 31, 2024, respectively. The average interest rate margin for Facility C was 2.700% and 2.700% for the periods ended March 31, 2025 and March 31, 2024, respectively.

Existing Revolving Credit Facility Commitment

The aggregate of the Revolving Credit Facility Commitment under the Existing Credit Facilities Agreement is $178.5 million which is primarily used for refinancing existing debt obligations, excluding those related to Facility A. In addition, the Revolving Credit Facility supports the broader financial needs of Aebi Schmidt, including general corporate purposes and working capital requirements, as well as funding permissible acquisitions aligned with Aebi Schmidt’s strategic objectives.

New Credit Facilities Agreement

On March 20, 2025, the Company entered into a syndicated $600 million credit facilities agreement consisting of a multicurrency senior secured amortizing term loan facility in an aggregate amount of up to $350 million and a multicurrency senior secured revolving loan facility in an aggregate amount of up to $250 million. The proceeds of the New Credit Facilities shall be used to refinance existing interest-bearing financial indebtedness after the Transaction as well as pay costs and expenses incurred in connection with the Refinancing and the Transaction. The obligations of the lenders to consummate the debt financing under the new credit facilities agreement are subject to certain closing conditions, including the consummation of the merger. As of March 31, 2025, no debt financing has been obtained and fees incurred ($2,137) in connection with the new credit facilities agreement have been deferred until the issuance of debt.

Index
Shareholder Loans

At March 31, 2025, Aebi Schmidt had subordinated shareholder loans with outstanding amounts of $15.4 million and $16.2 million from PCS Holding AG, as well as $11.3 million and $10.0 million from Gebuka AG. These shareholder loans will be renewed and amended in connection with the New Credit Facilities Agreement and will survive the Closing.

Other Debts

In connection with the expansion of the plant in Chilton/US mortgage loans, the outstanding amount is approximately $10.3 million as of March 31, 2025.

Contingent Liabilities

Changes in Aebi Schmidt’s warranty liability during the periods ended March 31, 2025, and 2024 were as follows:

(in thousands)	Q1 2025	Q1 2024
Balance of accrued warranty, beginning of period	$10,205	$8022
Accruals for current period sales	1,265	922
Cash settlements	(546)	(483)
Changes in liability for pre-existing warranties	(8)	(4)
Translation adjustment	289	(242)
Balance of accrued warranty, end of period	$11,205	$8,215

Aebi Schmidt’s long-term warranty provisions amounting to $1.8 million and $0.8 million for the periods ended March 31, 2025 and 2024, respectively, are included within other non-current liabilities on its balance sheet.

Contractual Obligations

Aebi Schmidt is party to contractual obligations involving commitments to make payments to third parties, and such commitments require a material amount of cash. As part of its normal course of business, Aebi Schmidt enters into contracts with suppliers for purchases of certain raw materials, components, and services to facilitate adequate supply of these materials and services. These arrangements may contain fixed or minimum quantity purchase requirements.

Refer to Note 7 to Aebi Schmidt’s unaudited condensed consolidated financial statements for details on its contractual obligations.

Off-Balance Sheet Arrangements

In the normal course of bidding for and executing certain projects, Aebi Schmidt has entered into bid/performance bonds and surety bonds (collectively “performance bonds”) with various financial institutions. Customers can draw on such performance bonds in the event that Aebi Schmidt does not fulfil its contractual obligations. The Company would then have an obligation to reimburse the financial institution for amounts paid under the performance bonds. At March 31, 2025, the total outstanding performance bonds aggregated to $14.8 million. There were no significant amounts reimbursed to financial institutions under these types of arrangements in the three months ended March 31, 2025 and March 31, 2024.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2025. Refer to the Registration Statement on Form S-4 for a summary of our policies.

Index
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Aebi Schmidt is exposed to market risks in the ordinary course of business, which primarily relate to fluctuations in foreign currency exchange and commodity prices. Since December 31, 2024, there have been no material changes in our foreign currency exposures, which is incorporated herein by reference, commodity prices, or interest rates. For a discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” in the Registration Statement, which is incorporated herein by reference.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at a reasonable assurance level.

As previously disclosed, in connection with the preparation of Aebi Schmidt’s Consolidated Financial Statements as of December 31, 2024 and 2023 and for the years then ended for purposes of the Registration Statement, Aebi Schmidt identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Aebi Schmidt’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Aebi Schmidt’s management identified the following material weaknesses in its internal control over financial reporting:

i.
Lack of designing and maintaining an effective control environment commensurate with Aebi Schmidt’s financial reporting requirements due to a lack of sufficient number of professionals with an appropriate level of internal controls and technical U.S. GAAP knowledge, experience and training to appropriately analyze, record and disclose accounting matters, including complex, non-routine transactions accurately and timely;

ii.
Lack of maintaining formal accounting policies and procedures, and designing and maintaining controls related to significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures;

iii.	Lack of consistently establishing appropriate authorities and responsibilities related to the segregation of duties in our finance and accounting functions;

iv.
A failure to design and maintain effective information technology (“IT”) general controls over user access, change management and segregation of duties for SAP information systems in Europe that are relevant to the preparation of its financial statements.

v.
A failure to design and maintain effective IT general controls over user access, change management and segregation of duties for the remaining information systems that are relevant to the preparation of its financial statements.

The above IT general control deficiencies did not result in a material misstatement to the financial statements. However, these IT general control deficiencies could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.

Aebi Schmidt’s management is developing a plan to remediate the material weaknesses identified, including: (a) providing relevant U.S. GAAP technical accounting, internal controls over financial reporting and SEC financial reporting requirements training for personnel, including hiring additional personnel to strengthen the accounting and finance functions; (b) designing and implementing a financial reporting control framework, including management review controls, together with IT general and application controls for all systems which materially impact financial reporting.

Aebi Schmidt’s management cannot assure that it will be successful in remediating the material weaknesses identified above. The failure to correct the material weaknesses or the failure to discover and address any other material weaknesses or deficiencies could result in inaccuracies in the financial statements and impair the ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis.

Aebi Schmidt currently is a Swiss private company and has not been required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”). Therefore, neither management nor an independent registered public accounting firm has performed an evaluation of the effectiveness of Aebi Schmidt’s internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act. Following the Closing and Aebi Schmidt’s U.S. listing as a public company, Aebi Schmidt’s management will be required to report on the effectiveness of Aebi Schmidt’s internal control over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act and is expected to become subject to auditor attestation requirements pursuant to Section 404(b) of the Sarbanes-Oxley Act, beginning with the filing of Aebi Schmidt’s Annual Report on Form 10-K for the year ending December 31, 2026.

Index
Changes in Internal Control over Financial Reporting

We are taking actions to complete the remediation of the remaining material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error or overriding of controls, and therefore can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

Index
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

As of the date of this Quarterly Report, Aebi Schmidt was party, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of its businesses. Aebi Schmidt’s management does not currently expect its financial position, future operating results or cash flows to be materially affected by the final outcome of these legal proceedings.

Please refer to Prospectus Supplement No. 2 to the Proxy Statement/Prospectus, which discloses certain complaints and demand letters received by Shyft from purported shareholders of Shyft alleging certain deficiencies in the Proxy Statement/Prospectus. Prospectus Supplement No#2 is hereby incorporated by reference into this Part II, Item 1.

Item 1A.	Risk Factors.

Our business, financial condition, results of operations and cash flows are subject to various risks which may cause actual performance to differ materially from historical or projected future performance, many of which are not exclusively within our control. The risks described below are the primary risks known to us which we believe could materially affect our business, financial condition, results of operations, or cashflows. However, these risks may not be the only risks that could impact us. Our business could also be affected by other factors which are not presently known to us, factors we currently consider to be immaterial to our operations, or factors that could emerge as new risks in the future. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

Risks Relating to Our Company and Business

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences of such imposition, may have a material adverse impact on our business and results of operations and of our business partners and suppliers. In particular, the U.S. government has adopted a new approach to trade policy and in many cases is renegotiating, or potentially terminating, certain existing bilateral or multi-lateral trade agreements. It has also imposed or is considering the imposition of tariffs on certain foreign goods, including certain products imported into the United States from Mexico, Canada, China and numerous other jurisdictions. These measures have resulted in, and are likely to continue to result in, increased costs for goods imported into the United States, particularly if these measures are implemented in regions where we or our suppliers source components or raw materials. This in turn has required and may continue to require us to increase the prices we charge to our customers, which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. Further, changes in U.S. trade policy have resulted in, and likely will continue to result in one or more of the United States’ trading partners adopting responsive trade policies making it more difficult or costly for us to export our products to those countries. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, which could adversely impact our operations and supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets.

There is substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified or suspended. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, reciprocal tariffs, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, costs, customers, suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.

A disruption, termination or alteration of the supply of critical components from third-party suppliers could materially adversely affect the sales of our products.

Our sales and manufacturing processes depend on the supply of critical components such as vehicle chassis, engines, transmissions, wire harnesses, axles and hydraulic pumps from major vehicle manufacturers and other suppliers. If our suppliers experience production delays, if the quality or design of their products change, if they implement recalls or change or discontinue the specific type of products they manufacture, or terminate their relationships with us, we could incur significant costs or disruptions to our business, which could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows. At various times, we may carry increased inventory to protect against these concerns, which may negatively impact our results of operations.

Index
The steel, stainless steel, aluminum and other raw materials and components for our U.S. business are predominantly manufactured in the U.S. and purchased from U.S. domestic suppliers. However, to the extent tariffs increase the price of imported products, others in the industry may choose to increase their orders from U.S. domestic suppliers, which could strain the capacity of our U.S. domestic suppliers, putting the normal, uninterrupted supply of components to us at risk. In addition, U.S. domestic suppliers that currently incorporate imported components in their products may be subject to the same issues, i.e., increased costs of those imported components and limited availability of U.S. domestic supplier sources. Our suppliers could also experience operational delays or disruptions, including as a result of reacting to the imposition of tariffs, the outbreak of epidemics or other public health crises, which could in turn affect our manufacturing processes and sales. Additionally, certain important components that we use in our vehicles, such as engines and transmissions, are produced by a limited number of qualified suppliers and for some components may be limited to a single source of supply, so any disruption in their supply to us of such components could have a negative impact on our business.

Volatility in the financial markets generally, and in the truck and automotive sectors in particular, could impact the financial viability of certain of our key third-party suppliers, or could cause them to exit certain business lines, or change the terms on which they are willing to provide products. During 2018 and 2019, many of our suppliers encountered production issues and delivery delays due to factors which included a vendor factory fire, new plant location inefficiencies, unplanned work stoppages and indirect impacts from the implementation of tariffs. A recurrence of any of these events or another similar development could lead to difficulties in meeting our customers’ demands and reduce our overall sales volume. Further, any changes in quality or design, capacity limitations, shortages of raw materials or other problems could result in shortages or delays in the supply of vehicle chassis or components to us. Our business, operating results and financial condition could suffer if our suppliers reduce output or make changes to chassis models that are unpopular with customers or are incompatible with current product designs or production process.

In addition, a growth in popularity of EVs without a significant expansion in battery cell production capacity could result in shortages, which could result in increased materials costs and could adversely impact our projected manufacturing and delivery timelines.

Increases in the price of commodities would impact the cost or price of our products, which may impact our ability to sustain and grow earnings.

Our manufacturing processes consume significant amounts of raw materials, the costs of which are subject to worldwide supply and demand factors, as well as other factors beyond our control, including continuing inflation. Raw material price fluctuations may adversely affect our results. We purchase, directly and indirectly through component purchases, significant amounts of aluminum, stainless steel, nickel (in particular as part of stainless steel), plastics and other resins, wood, electronic components, cables, and fiberglass products as well as other commodity-sensitive raw materials annually. In particular, in past years, steel and aluminum prices have experienced volatility which has been unforeseen and unexpected. Further, tariffs enacted or proposed by the U.S. government, or retaliatory tariffs, could further increase the price of components imported from international suppliers, and lift prices of certain commodities generally, regardless of origin. For example, tariffs increasing the cost of wood imported from Canada would likely lead to commercial and price pressures from U.S. producers as the result of consumers moving purchases to U.S. producers. Although at times we purchase steel, aluminum and other raw materials in advance to provide certainty regarding portions of our pricing and supply, for the majority of our raw material purchases we do not typically enter into any fixed-price contracts and may not be able to accurately anticipate future raw material prices for those inputs, including the impacts of inflation. Commodity pricing has fluctuated significantly over the past few years and may continue to do so in the future. In addition, the cost of land and sea transportation is impacted by fluctuations in the cost of crude oil and diesel.

Such fluctuations in commodity prices could have a material effect on our results of operations, balance sheets and cash flows and impact the comparability of our results between financial periods.

Any negative change in our relationship with major customers could have significant adverse effects on revenues and profits.

Our financial success is directly related to customers continuing to purchase our products. Failure to fill customers’ orders in a timely manner or on the terms and conditions of sale could harm our relationships with customers. The importance of maintaining excellent relationships with our major customers may also give those customers leverage in their negotiations with us, including pricing and other supply terms, as well as post-sale disputes. This leverage may lead to increased costs or reduced profitability for us. Furthermore, if any of our major customers experience a significant downturn in their business or fail to remain committed to their products or brands, these customers may reduce or discontinue purchases from us, which could have an adverse effect on our business, results of operations and financial condition.

Index
The unavailability, reduction, elimination or adverse application of government funding could have an adverse effect on our business, prospects, financial condition and operating results.

The risk associated with government customers is linked to fluctuations in their tax revenues and budgets. While many of our products are often prioritized - being either safety-critical equipment for street maintenance (e.g., ice and snow removal) or mission-critical airport equipment - there remains a risk that budget constraints could lead to delays in funding allocations, impacting order timelines. Although government and municipal customers typically are required by law to maintain these operations, financial pressures may result in postponed or deferred purchases, as witnessed during the COVID-19 pandemic.

The agricultural sector faces a similar risk related to funding. Farmers typically rely on subsidies from public institutions, and spending in this sector is heavily dependent on the availability of those funds. Any reduction or delay in subsidies could directly impact purchasing decisions, posing a risk to demand for our products. For example, the U.S. federal government recently has frozen or otherwise refused to honor certain promised payments and subsidies to farmers and others, which poses such a risk.

Our U.S. airport customers operate under FAA regulations, so any failure of our equipment could have significant operational consequences. Funding for airport improvements comes from the FAA’s Airport Improvement Program (AIP), which requires compliance with the Buy American Act. A government shutdown or budget cuts would pose a direct risk, leading to delays in funding approvals and project execution. The Airport & Airway Trust Fund (AATF), a key funding source within the AIP, is government-funded and closely tied to federal budget decisions. Any reductions in government spending could negatively impact AATF allocations, directly affecting purchase decisions and potentially delaying orders.

We may not be able to remain competitive in the rapidly changing markets in which we compete.

We operate in a highly competitive environment in each of the markets we serve, and face competition in each of our product segments from numerous competitors. We compete principally on the basis of customer loyalty and repeat buyers, client-specific customization, product quality and reliability, breadth of product offering, manufacturing capability and flexibility, technical capability, product innovation, customer service, after-sales support, delivery times and price.

The markets we serve are undergoing rapid transformation, particularly with respect to electric vehicles (“EV”) and autonomous vehicles. Our current and potential competitors include companies that have significantly greater financial, technical, manufacturing, marketing and other resources than we do, including OEMs and certain of their customers who are highly motivated by market opportunities to deploy those resources to the design, development, manufacturing, distribution, promotion, sale and support of their products, including their EVs and autonomous vehicles. As a result of these market opportunities, OEMs and other companies have taken actions to reduce costs, including through in-sourcing, supply base consolidation and vertical integration. We expect these trends to continue and even accelerate. We expect competition for EVs and autonomous vehicles to intensify due to increased demand and a regulatory push for alternative fuel vehicles, continuing globalization, and consolidation in the worldwide vehicle industry. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in downward price pressure and adversely affect our business, financial condition, operating results, and prospects. Our business will be adversely affected if we are unable to adequately respond to these pressures or otherwise continue to compete in these markets.

Amounts included in order backlog may not result in actual revenue and are an uncertain indicator of our future revenue.

Backlog is generally comprised of agreements and purchase orders from customers that are subject to modification, cancellation, or rescheduling. We report these orders in our backlog at aggregate selling prices, net of discounts or allowances, and for certain products we recognize revenues based upon percentage completion. While realization of revenue related to order backlog has not been a major issue in the past, we cannot assure that we will recognize revenue with respect to each order included in order backlog. Should a cancellation occur, our order backlog and anticipated revenue would be reduced unless we are able to replace the cancelled order. As a result, the order backlog is not entirely within our control, and may not be indicative of future sales and can vary significantly from period to period. Reductions in our order backlog could negatively impact our future results of operations.

We evaluate our order backlog at least quarterly to determine if the orders continue to meet our criteria for inclusion in order backlog and to verify percentage of completion. We may adjust our reported order backlog to account for any changes, including those arising from continued customer intent and ability to fulfill order, supply base capacity, and changes in our ability, or the methodology used, to determine whether an order is likely to be completed. We cannot assure that our order backlog will result in revenue on a timely basis or at all, or that any cancelled contracts will be replaced. As a result, the order backlog may not be indicative of future sales and can vary significantly from period to period. In addition, it is possible that the methodology for determining the order backlog may not be comparable to methods used by other companies.

Index
In addition, as a result of firm purchase orders from our customers, we may enter into agreements to produce and sell vehicles at a specified price with certain adjustments for changes and options based upon our estimation of the cost to produce and the timing of delivery. Due to the nature of these product cost estimates and the fluctuations in input costs and availability, we may underestimate the costs of production and therefore overestimate the profitability in the backlog. As a result, the actual profitability of those sales in the future may differ materially from the initial estimates when we recorded the firm purchase orders in backlog.

Our ability to meet customer delivery schedules is dependent on a number of factors including, but not limited to, access to components and raw materials, an adequate and capable workforce, assembling/engineering expertise for certain projects and sufficient manufacturing capacity. The availability of these factors may in some cases be subject to conditions outside of our control. A failure by us to deliver in accordance with our performance obligations may result in financial penalties under certain of our contracts and damage to existing customer relationships, damage to our reputation and loss of future bidding opportunities, which could cause the loss of future business and could negatively impact our financial performance.

The integration of businesses or assets we have acquired or may acquire in the future involves challenges that could disrupt our business and harm our financial condition.

As part of our growth strategy, we have pursued and expect to continue to selectively pursue acquisitions of businesses or assets to diversify, expand our capabilities, enter new markets, or increase our market share. Integrating any newly acquired business or assets can be expensive and can require a great deal of management time and other resources. We cannot guarantee that we will be able to identify attractive acquisition targets or assets. If we are unable to successfully integrate newly acquired businesses (including Shyft) with our existing business, we will not realize the synergies we expect from the acquisition and our business and results of operations would be adversely impacted.

Reconfiguration or relocation of our production operations could negatively impact our earnings.

We may, from time to time, reconfigure our production lines or relocate production of products between buildings or locations or to new locations to maximize the efficient utilization of our existing production capacity or take advantage of opportunities to increase manufacturing efficiencies. Costs incurred to affect these reconfigurations or relocations may exceed our estimates, and the efficiencies gained may be less than anticipated, each of which may have a negative impact on our results of operations and financial position.

Unforeseen or recurring operational problems at any of our facilities, or a catastrophic loss of one of our key manufacturing facilities, may cause significant lost production and adversely affect our results of operations.

Our manufacturing process could be affected by operational problems that could impair our production capability. Many of our manufacturing facilities contain sophisticated machines that are used in our manufacturing process. Disruptions or shutdowns at any of our facilities could be caused by:

•	maintenance outages to conduct maintenance activities that cannot be performed safely during operations;
•	prolonged power failures or reductions;
•	breakdown, failure or substandard performance of any of our machines or other equipment;
•	noncompliance with, and liabilities related to, environmental requirements or permits;
•	disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads;
•	fires, floods, earthquakes, tornadoes, hurricanes, microbursts or other catastrophic disasters, national emergencies, pandemics, political unrest, war or terrorist activities; or
•	other operational problems.

If some of our facilities are shut down, they may experience prolonged startup periods, regardless of the reason for the shutdown. Those startup periods could range from several days to several weeks or longer, depending on the reason for the shutdown and other factors. Any prolonged disruption in operations at any of our facilities could cause a significant loss of production and adversely affect our results of operations and negatively impact our customers and dealers. Further, a catastrophic event could result in the loss of the use of all or a portion of one of our manufacturing facilities. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. Any of these events individually or in the aggregate could have a material adverse effect on our business, financial condition and operating results.

Index
Disruptions within our dealer network could adversely affect our business.

We rely, for certain of our products, on a network of independent dealers to market, stock, deliver, provide training for, and service our products to and for customers. Our business is influenced by our ability to initiate and manage new and existing relationships with dealers.

From time to time, we or an individual dealer may choose to terminate the relationship, or the dealership could face financial difficulty leading to bankruptcy or other failure, or difficulty in transitioning to new ownership, in each case leading to a temporary loss of distribution channels. In addition, our competitors could engage in a strategy to attempt to acquire or convert our dealers to carry their products. We do not believe our business is dependent on any single dealer, the loss of which would have a sustained material adverse effect on our business.

However, the disruption of dealer coverage within a specific local market could have an adverse impact on our business within the affected market. The loss or termination of a significant number of dealers could cause difficulties in marketing and distributing our products and have an adverse effect on our business, operating results or financial condition. If a dealer in a strategic market experiences financial difficulty, we may choose to provide financial support such as extending credit to a dealership, reducing the risk of disruption, but increasing our financial exposure.

Additionally, there is a competitive risk related to the distribution chain, as dealers operate independently and set their own pricing and conditions in the market. While we may seek to mitigate that risk through direct sales, we have no control over dealer pricing strategies. This risk could impact the competitiveness of our products in specific dealer markets.

We may be unsuccessful in implementing our growth strategy.

Our growth strategy includes expanding existing market share through product innovation, continued expansion into industrial and global markets and merger or acquisition related activities. We believe that our future success depends in part on our research and development and engineering efforts, our ability to manufacture or source the products and customer acceptance of our products. As it relates to new markets, our success also depends on our ability to create and implement local supply chain, sales, distribution and services strategies to reach these markets.

The potential inability to successfully implement and manage our growth strategy could adversely affect our business and our results of operations. The successful implementation of our growth strategy will depend, in part, on our ability to integrate operations with acquired companies.

We also make investments in new business development initiatives which could have a relatively high failure rate. We limit our investments in these initiatives and establish governance procedures to contain the associated risks, but losses could result and may be material. Our growth strategy also may involve acquisitions, joint venture alliances and additional arrangements of distribution. We may not be able to enter into acquisitions or joint venture arrangements on acceptable terms, and we may not successfully integrate these activities into our operations. We also may not be successful in implementing new distribution channels, and changes could create discord in our existing channels of distribution.

When we introduce new products, we may incur expenses that we did not anticipate, such as recall expenses, resulting in reduced earnings.

The introduction of new products is critical to our future success. We will have additional costs when we introduce new products, such as initial labor or purchasing inefficiencies and costs to identify and comply with product regulations applicable to the new products. But we may also incur unexpected expenses. For example, we may experience unexpected engineering or design issues that will force a recall of a new product, increase our warranty costs for the new product, or increase production costs of the product above levels needed to ensure profitability. In addition, we may make business decisions that include offering incentives to stimulate the sales of products not adequately accepted by the market, or to stimulate sales of older or less marketable products. The costs resulting from these types of problems could be substantial and have a significant adverse effect on our earnings.

We may discover defects in our vehicles, potentially resulting in delaying new model launches, recall campaigns, increased warranty costs, liability or other costs.

Meeting or exceeding many government-mandated safety standards is costly and often technologically challenging. Government safety standards require manufacturers to remedy defects related to motor vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if we determine that they do not comply with relevant safety standards. Should we or government safety regulators determine that a safety or other defect or noncompliance exists with respect to certain of our vehicles, there could be a delay in the launch of a new model, recalls of existing models or a significant increase in warranty claims, the costs of which could be substantial. Any actual or perceived defect or other quality issue in our products could be costly to address and could also lead to potential liability or reputational damage. Additionally, the vehicles we manufacture for sale are subject to strict contractually established specifications using complex manufacturing processes. If we fail to meet the contractual requirements for a vehicle or a part, we could be subject to warranty costs to repair or replace the part itself and additional costs related to the investigation and inspection of non-complying parts. These potential warranty and repair and replacement costs are generally not covered by our insurance. We establish warranty reserves that represent our estimate of expected costs for fulfilling our warranty obligations. We base our estimate for warranty reserves on our historical experience and other related assumptions. If actual results materially differ from these estimates, our results of operations could be materially affected.

Index
In addition, we may not be able to enforce warranties and extended warranties received or purchased from our suppliers if they refuse to honor such warranties or go out of business. Also, a customer may choose to pursue remedies directly under our contract with us over enforcing such supplier warranties. In such a case, we may not be able to recover our losses from the supplier.

Increases in the cost of labor, deterioration in employee relations, union organizing activity and work stoppages at our facilities could have a negative effect on our business.

While we believe our employee relations are generally positive, it cannot be assured that our relations with our workforce will remain positive. A deterioration in these relations could have an adverse effect on our business. In addition, we conduct a large portion of our business in highly competitive labor markets. If we are unable to recruit and retain a sufficient workforce, or if the costs of doing so increase, our business could be materially adversely affected.

Union organizers may work to organize employees at some of our facilities. If union representation is implemented at such sites and we are unable to agree with the union on reasonable employment terms, including wages, benefits, and work rules, we could experience a significant disruption of our operations and incur higher ongoing labor costs. Further, if a location does experience organizing activity, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to address such activity.

Our ability to execute our strategy is dependent upon our ability to attract, retain, and develop qualified personnel, including our ability to execute proper succession plans for senior management and key employees.

Our continued success depends, in part, on our ability to identify, attract, motivate, train and retain qualified personnel in key functions and geographic areas, including the members of our senior management team. In particular, we are dependent on our ability to identify, attract, motivate, train and retain qualified engineers and skilled labor with the requisite education, background and industry experience to assist in the development, enhancement, introduction and manufacture of our products and technology solutions.

Failure to attract, train and retain qualified personnel, whether as a result of an insufficient number of qualified local residents or the allocation of inadequate resources to train, integrate and retain, could impair our ability to execute our business strategy and could have an adverse effect on our business prospects. Our success also depends to a large extent upon our ability to attract and retain key executives and other key employees, as well as the existence of a succession plan for these employees. These employees have extensive experience in our markets and are familiar with our business, systems and processes. The loss of the services of one or more of these key employees could have an adverse effect, at least in the short to medium term, on significant aspects of our business, including the ability to manage our business effectively and the successful execution of our strategies, if transitions according to our succession plans are not successful. If certain of these employees decide to leave, we could incur disruptions to the completion of certain initiatives and could incur significant costs in hiring, training, developing and retaining their replacements if our succession plans are not adequate.

Risks associated with international sales and contracts could have a negative effect on our business.

We face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance, including changes in foreign country regulatory requirements, the strength of the U.S. dollar and the Euro compared to other currencies, import/export restrictions, the imposition of tariffs and other trade barriers, disruptions in the shipping of exported products and other logistical challenges. In addition, when we introduce an existing product into a new market, we generally will incur additional costs to adapt that product to local markets, and to identify and comply with product regulations applicable to products in that jurisdiction.

Our EVs rely on software and hardware that is highly technical, and if these systems contain errors, bugs, vulnerabilities, or design defects, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our EV business could be adversely affected.

Our EVs rely on software and hardware that is highly technical and complex and will require modification and updates over the life of our vehicles. Our software and hardware may contain errors, bugs, vulnerabilities or design defects, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, vulnerabilities, or design defects inherently may be difficult to detect and may only be discovered after the product has been released. Although we will attempt to remedy any issues we observe in our vehicles effectively and rapidly, such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers.

Index
If we are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware, or fail to deploy updates to our software properly, we would suffer damage to our reputation, loss of customers, loss of revenue or liability for damages, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

There are complex software and technology systems that we must develop in coordination with vendors and suppliers to reach mass production for our EVs, and there can be no assurance that we will successfully develop or integrate them.

Our EVs and EV operations use a substantial amount of complex third-party and in-house software and hardware. The development and integration of such advanced technologies are inherently complex, and we will need to coordinate with our vendors and suppliers to reach mass production for our EVs. Defects and errors may be revealed over time and our control over the performance of third-party services and systems may be limited. As a result, our potential inability to develop and integrate the necessary software and technology systems may adversely affect our EV business.

We rely on third-party suppliers to develop a number of emerging technologies for use in our EVs, including battery technology and the use of different battery cell chemistries. Certain of these technologies and chemistries are not currently commercially viable, and they may never be commercially viable. There can be no assurances that our suppliers will be able to meet the technological requirements, production timing, and volume requirements to support our business plan. Competitors and their suppliers may develop cheaper or more efficient battery technology. Furthermore, if we experience delays from our third-party suppliers (including due to their financial viability or technology), we could experience delays in delivering on our timelines. In addition, the technology may not comply with the cost, performance useful life, and warranty characteristics we anticipate in our business plan. As a result, our business plan could be significantly impacted and we may incur significant liabilities under warranty claims which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

General economic, market, and/or political conditions, whether on a global, national, or more regional scale, could have a negative effect on our business.

Wars, acts of terrorism, armed conflicts, natural disasters (including those caused by climate change), budget shortfalls, cybersecurity incidents, civil unrest, governmental actions, and epidemics have in the past and could in the future create significant uncertainties that may have material and adverse effects on consumer demand, shipping and transportation, the availability of manufacturing components, commodity prices and our ability to engage in overseas markets as tariffs are implemented. An economic recession, whether resulting from one of these events or others, would have a material adverse impact on our financial condition and results of operations.

If there is a rise in the frequency and size of product liability, warranty and other claims against us, including wrongful death claims, our business, results of operations and financial condition may be harmed.

We are frequently subject, in the ordinary course of business, to litigation involving product liability and other claims, including wrongful death claims, related to personal injury and warranties. We insure our product liability claims in the commercial insurance market. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause our insurance premiums to rise significantly. It may also increase the amount we pay in punitive damages, which our insurance may not cover. In addition, a major product recall or increased levels of warranty claims could have a material adverse effect on our results of operations.

Changes to laws and regulations governing our business could have a material impact on our operations.

Our manufactured products and the industries in which we operate are subject to extensive federal, state  and local regulations in multiple jurisdictions. Changes to any of these regulations or the implementation of new regulations could significantly increase the costs of manufacturing, purchasing, operating or selling our products, managing our data and systems, and could have a material adverse effect on our results of operations. Our failure to comply with present or future regulations could result in fines, potential civil and criminal liability, suspension of sales or production, or cessation of operations.

Failure to comply with, and liabilities arising under, environmental and motor vehicle laws and regulations could have a material impact on our operations.

Our operations are subject to a variety of federal, state, local and international environmental regulations in the jurisdictions in which we operate relating to, among other matters, noise pollution and the use, generation, storage, treatment, emission and disposal of hazardous materials and wastes, some of which impose joint and several liability, regardless of fault. Our failure to comply with present or future regulations could result in fines, potential civil and criminal liability, suspension of production or operations, alterations to the manufacturing process, costly cleanup or capital expenditures. Climate change regulations at the federal, state or local level in the jurisdictions in which we operate could require us to change our manufacturing processes or product portfolio or undertake other activities that may require us to incur additional expenses, which may be material.

Index
Our vehicles are subject to motor vehicle safety standards, and the failure to satisfy such mandated safety standards could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

All vehicles sold must comply with applicable international, federal, state and local motor vehicle safety standards. In the United States, vehicles that meet or exceed all federally mandated safety standards are self-certified by the manufacturer under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Jurisdictions outside the United States require us to meet “Type Approval” requirements by proving to regulators that our vehicles meet those relevant safety standards in effect in those countries. Our failure to maintain compliance of our current vehicles or obtain certification of compliance for any future vehicle, including future EV models, with motor vehicle safety standards in the United States, Europe, Canada or other jurisdictions could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

Our operating results may fluctuate significantly on a quarter-to-quarter basis.

Our quarterly operating results depend on a variety of factors including the timing and volume of orders, the completion of product inspections and acceptance by our customers, and various restructuring initiatives that may be undertaken from time to time. Accordingly, our financial results may be subject to significant and/or unanticipated quarter-to-quarter fluctuations.

Our businesses are cyclical, and this can lead to fluctuations in our operating results.

The industries in which we operate are highly cyclical and there can be substantial fluctuations in our manufacturing, shipments and operating results, and the results for any prior period may not be indicative of results for any future period. Companies within these industries are subject to volatility in operating results due to external factors such as economic, demographic and political changes. Factors affecting the manufacture of chassis, specialty vehicles and other products include but are not limited to:

•	Commodity prices;
•	Fuel availability and prices;
•	Unemployment trends;
•	International tensions and hostilities;
•	General economic conditions;
•	Various tax incentives;
•	Strength of the U.S. dollar and Euro compared to other currencies;
•	Overall consumer confidence and the level of discretionary consumer spending;
•	Dealers’ and manufacturers’ inventory levels; and
•	Interest rates and the availability of financing.

Economic, legal and other factors could impact our customers’ ability to pay accounts receivable balances due from them.

In the ordinary course of business, customers are granted terms related to the sale of goods and services delivered to them. These terms typically include a period between when the goods and services are tendered for delivery to the customer and when the customer must pay for these goods and services. The amounts due under these payment terms are listed as accounts receivable on our balance sheet. Prior to our collecting these accounts receivable, our customers could encounter drops in sales, unexpected increases in expenses, or other factors which could impact their ability to continue as a going concern, and which could affect the collectability of these amounts. Writing off uncollectible accounts receivable could have a material adverse effect on our earnings and cash flow as we have major customers with material accounts receivable balances at any given time.

Index
Our business operations could be disrupted if our information technology systems fail to perform adequately or experience a cybersecurity incident.

We rely on our information technology systems to effectively manage our business data, communications, supply chain, product engineering, manufacturing, accounting and other business processes. If these systems are damaged, cease to function properly or are subject to a cybersecurity breach such as ransomware, phishing, infection with viruses or intentional attacks aimed at theft or destruction of sensitive data, we may suffer an interruption in our ability to manage and operate the business, and our results of operations and financial condition may be adversely affected.

Like most corporations, our information systems are a target of attacks. In addition, third-party providers of data hosting or cloud services, as well as our suppliers, may experience cybersecurity incidents that may involve data we share with them. There can be no assurance that cybersecurity incidents, whether with respect to us or such third-party providers, will not have a material adverse effect on us in the future. To mitigate risks to our information systems, we continue to make investments in personnel, technologies and training of personnel.

Fuel shortages, or higher prices for fuel, could have a negative effect on sales.

Gasoline or diesel fuel is required for the operation of the specialty vehicles we manufacture. There can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of, or tax on, these petroleum products will not significantly increase in the future. Increases in gasoline and diesel prices and speculation about potential fuel shortages may have had an unfavorable effect on consumer demand for certain we products. This, in turn, may have a material adverse effect on our sales volume. Increases in the price of oil also can result in significant increases in the price of many of the components in our products, which may have an adverse impact on margins or sales volumes.

We could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

We have a significant amount of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill and non-amortizing intangible assets for impairment. We will also review for impairment identifiable intangible assets, goodwill and other long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. If the operating performance at one or more of our reporting units fails to meet future forecasts, or if future cash flow estimates decline, we could be required, under current U.S. accounting rules, to record impairment charges for our goodwill, intangible assets or other long-lived assets. Any write-off of a material portion of such assets could negatively affect our results of operations or financial position.

We may be unable to adequately protect our intellectual property.

While we believe that our patents, trademarks, know-how and other intellectual property have significant value, it is uncertain that this intellectual property or any intellectual property acquired or developed by us in the future will provide a meaningful competitive advantage. Our patents or pending patent applications may be challenged, invalidated or circumvented by competitors or rights granted thereunder may not provide meaningful proprietary protection. Moreover, competitors may infringe on our patents or successfully avoid them through design innovation. Policing unauthorized use of our intellectual property is difficult and expensive, and we may not be able to, or have the resources to, prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the U.S. The cost of protecting our intellectual property may be significant and have a material adverse effect on our financial condition and future results of operations. In addition, because we operate in many countries throughout the world, our intellectual property may be subject to additional risks of infringement, sometimes in jurisdictions with weaker protections of intellectual property rights, and we must take steps to protect our intellectual property rights under the laws of multiple jurisdictions. This risk increases when the intellectual property rights relate to new technologies.

Emerging issues related to the development and use of artificial intelligence (“AI”) could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business.

Our development and use of AI technology in our products and operations remains in the early phases. While we aim to develop and use AI responsibly and attempt to mitigate ethical and legal issues presented by our use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. AI technologies are complex and rapidly evolving and the technologies that we develop or use may ultimately be flawed. Moreover, AI technology is subject to rapidly evolving domestic and international laws and regulations, which could impose significant costs and obligations on the company. For example, the European Union’s Artificial Intelligence Act, which establishes broad obligations for the development and use of AI-based technologies made available in the European Union based on their potential risks and level of impact, came into force on August 1, 2024. Emerging regulations may pertain to data privacy, data protection, and the ethical use of AI, as well as clarifying intellectual property considerations. Our use of AI could give rise to legal or regulatory action, increased scrutiny or liability, damage our reputation or otherwise materially harm our business.

Index
We are subject to litigation in the ordinary course of business, and uninsured judgments, settlements or other costs, or a rise in insurance premiums may adversely impact our results of operations.

In the ordinary course of business, we are subject to various claims and litigation. Any such claims, whether with or without merit, could be time-consuming and expensive to defend, could divert management’s attention and resources, could result in reputational damage to us, could result in significant damages or other costs, and could otherwise have a material adverse effect on our business, financial condition and results of operations.

Some of our businesses have in the past and may in the future face claims and litigation regarding accidents involving their products, including accidents involving injuries and deaths, and the increasing amount of our vehicles on the road may increase our exposure to such matters. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. The levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. Further, we may not be able to maintain insurance at commercially acceptable premium levels or at all.

If any significant accident, judgment, claim or other event is not fully insured or indemnified against, then in either case that could have a material adverse impact on our business, financial condition and results of operations. We cannot assure that the outcome of all current or future litigation will not have a material adverse impact on our business or results of operations.

Fluctuations in foreign currency exchange rates have adversely affected and could continue to adversely affect our operating results.

Because the functional currency of most of our foreign operations is the applicable local currency, but our financial reporting currency is the U.S. dollar, we are required to translate the assets, liabilities, expenses, and revenues of our non-U.S. operations into U.S. dollars at the applicable exchange rate in preparing our financial statements. Accordingly, we face foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries, sales to third-party customers, purchases from suppliers, and bank lines of credit with creditors denominated in foreign currencies.

Foreign currency exchange rates have affected our net sales, net earnings, and operating results in the past and could affect them in the future, in some cases materially. Currency exchange rate fluctuations may also affect the comparative prices between products we sell and products our non-U.S. competitors sell in the same market, which may decrease demand for our products. Substantial exchange rate fluctuations caused by the strengthening of the U.S. dollar or otherwise, may have an adverse effect on our operating results, financial condition, and cash flows, as well as the comparability of our financial statements between reporting periods. While we actively manage our foreign currency market risk in the normal course of business by entering into various derivative instruments to hedge against such risk, these derivative instruments involve risks and may not effectively limit our underlying exposure to foreign currency exchange rate fluctuations or minimize our net earnings and cash volatility associated with foreign currency exchange rate changes. Further, the failure of one or more counterparties to our foreign currency exchange rate contracts to fulfill their obligations to us could adversely affect our operating results.

Weather conditions, including conditions exacerbated by global climate change, present chronic and acute physical risks, and have previously impacted, and may continue to impact, demand for some of our products and/or cause disruptions in our operations.

Weather conditions in particular geographic regions have adversely affected, and in the future will likely adversely affect the sales, demand, and field inventory levels and seasonality trends of some of our products. Weather conditions also have disrupted our own manufacturing and distribution facilities and our supply chain, which has impacted our ability to manufacture products to fulfill customer demand, and such disruptions may occur in the future. For example, drought or unusually wet conditions have had, and may continue to have, an adverse effect on sales of certain mowing equipment products. Lower snowfall accumulations in key markets have had, and may continue to have, an adverse effect on sales of our snow and ice removal business. Similarly, adverse weather conditions in one season may negatively impact customer purchasing patterns and net sales for some of our products in another season. For example, lower snowfall accumulations may result in lower winter season revenues for landscape contractor professionals, causing such customers to forego or postpone spring purchases of our mowing equipment products.

Our business is subject to risks arising from our indebtedness, contingent obligations, liquidity and financial position.

Our business has meaningful working capital requirements and a decline in operating results or access to financing may have an adverse impact on our liquidity position. As of March 31, 2025, under the Existing Credit Facilities Agreement, we had drawn $353.4 million. In addition, we entered into the new $600 million New Credit Facilities Agreement, which we will use for the refinancing of existing interest-bearing financial indebtedness of Aebi Schmidt and Shyft (and their subsidiaries), to pay costs and expenses incurred in connection with the Refinancing and the Transactions, and for general corporate and working capital purposes. The obligations of the lenders to consummate the Debt Financing under the New Credit Facilities Agreement are subject to certain closing conditions, including the consummation of the Merger. The Combined Company’s ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control. Accordingly, conditions could arise that could limit the Combined Company’s ability to generate sufficient cash flows or to access borrowings to enable us to fund our liquidity needs, which could further limit our financial flexibility or impair our ability to obtain alternative financing sufficient to repay our debt at maturity.

Index
We believe that our cash on hand, together with funds generated by our operations and borrowings under the Existing Credit Facilities Agreement or, after Closing, the New Credit Facility Agreement will provide the Combined Company with sufficient liquidity and capital resources to meet our working capital, capital expenditures and other operating needs for the foreseeable future. This belief is based on significant assumptions including, among other things, assumptions relating to future sales volumes, the successful implementation of the Combined Company’s business strategies, the continuing availability of trade credit from certain key suppliers and that there will be no material adverse developments in our competitive market position, business, liquidity or capital requirements. Any failure to achieve earnings expectations may have an adverse impact on the Combined Company’s available liquidity. As a result, we cannot provide assurance that Aebi Schmidt or the Combined Company will continue to have sufficient liquidity to meet our operating needs. In the event that the Combined Company does not have sufficient liquidity, we may be required to seek additional capital, reduce or cut back our operating activities, capital expenditures or otherwise alter our business strategy. If the Combined Company obtains additional capital by issuing equity, the interests of our existing stockholders will be diluted. If the Combined Company incurs additional debt, the agreements governing that debt may contain significant financial and other covenants that may materially restrict our operations. We cannot assure you that the Combined Company could obtain refinancing or additional financing on favorable terms or at all.

We have meaningful contingent obligations, which could negatively impact our results of operations.

We have meaningful contingent liabilities with respect to certain items that, if realized, could have a material adverse effect on our business, financial condition and operating results. In particular, we obtain certain vehicle chassis from automobile manufacturers under converter pool agreements. Chassis typically are converted and delivered to customers within 90 to 120 days of receipt. If the chassis are not converted within this timeframe of delivery, in certain cases we are obliged to purchase the chassis and record it as inventory or is obligated to begin paying an interest charge on this inventory until purchased. We also obtain vehicle chassis directly from our customers in connection with specific vehicle orders. These vehicle chassis are stored at our various production facilities until the related value-added work is completed and the finished unit is shipped back to the customer. The customer does not transfer the vehicle chassis certificate of origin to us. If damage or theft were to occur to these chassis, we would be responsible for related costs incurred to repair or replace the customer-provided chassis. Further, in connection with dealers’ wholesale floor-plan vehicle financing programs, we enter into repurchase agreements with certain lending institutions, customary in the industries in which we operate, which may require us to repurchase previously sold vehicles. Although our exposure under these agreements is limited by the expected resale value of the inventory we may repurchase, we may receive less than anticipated on such resales and could collect payment on such resales later than originally expected. Additionally, we are party to multiple agreements whereby we guarantee indebtedness of others, including losses under pool agreements. Also, we are contingently liable under bid, performance and specialty bonds issued by our surety companies and has open standby letters of credit issued by our banks in favor of third parties. While we do not expect to experience material losses under these agreements, we cannot provide any assurance that these contingent liabilities will not be realized.

Expectations relating to environmental, social and governance (“ESG”) considerations expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.

Various regulatory authorities have imposed, and may continue to impose, mandatory substantive or disclosure requirements with respect to ESG and sustainability matters. These requirements are not uniform across jurisdictions and may conflict with legal requirements, particularly in certain U.S. states that seek to discourage or penalize consideration of ESG factors in business operations, which may result in increased complexity, and cost for compliance, as well as could lead to increased litigation risks related to disclosures made pursuant to these regulations and legal requirements, any of which could adversely affect our financial performance. Additionally, we make statements about our ESG goals and initiatives through information provided on our website, press statements and other communications, and in the future expect to report on ESG matters in line with mandatorily applicable reporting rules under Swiss law. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

Risks Relating to Tax Matters

Our management views the following Risk Factors as the primary tax-related risks with respect to Aebi Schmidt and Aebi Schmidt Common Stock (our “Common Stock”). However, you should read the discussion under the sections of the Proxy Statement/Prospectus entitled “Material U.S. Federal Income Tax Considerations for U.S. Holders” and “Material Swiss Tax Consequences of the Ownership of Combined Company Shares” for a more complete discussion of U.S. federal and Swiss income tax considerations relating to the Transactions and/or the ownership and disposition of the our Common Stock.

Index
The IRS may assert that Aebi Schmidt is a “domestic corporation” or a “surrogate foreign corporation” for U.S. federal income tax purposes as a result of the Transactions.

Under current U.S. federal income tax law, a corporation is generally considered for U.S. federal income tax purposes to be a tax resident in the jurisdiction of our organization or incorporation. Accordingly, under generally applicable U.S. federal income tax rules, Aebi Schmidt, which is incorporated under the laws of Switzerland and is a Swiss tax resident, would be classified as a non-U.S. corporation (and, therefore, not a U.S. tax resident) for U.S. federal income tax purposes. Section 7874 of the Code, however, contains rules that may cause a non-U.S. corporation to, in certain circumstances, be treated as a domestic corporation for U.S. federal income tax purposes. If we were treated as a domestic corporation for U.S. federal income tax purposes, we could be subject to substantial U.S. tax liability, in addition to tax liability in our country of residence, and the gross amount of any dividend payments to our non-U.S. holders could be subject to U.S. withholding tax. In addition, even if a non-U.S. corporation is not treated as a domestic corporation for U.S. federal income tax purposes, the non-U.S. corporation may be treated as a “surrogate foreign corporation” under Section 7874 of the Code, in which case the non-U.S. corporation would be subject to certain adverse U.S. federal income tax rules, including the ineligibility of dividends paid by the non-U.S. corporation for the reduced rates of tax that apply to qualified dividends.

We believe that the Merger should not result in Aebi Schmidt being treated as a “surrogate foreign corporation” within the meaning of Section 7874(a)(2)(B) of the Code or a “domestic corporation” pursuant to Section 7874(b) of the Code. However, the application of the rules under Section 7874 of the Code is complex and subject to uncertainty, and there is limited guidance regarding their application. Moreover, the application of Section 7874 of the Code to the facts and circumstances of the Transactions is uncertain.

Please see the section of the Proxy Statement/Prospectus entitled “Material U.S. Federal Income Tax Considerations for U.S. Holders—Application of Section 7874 of the Code” for a more detailed discussion with respect to Section 7874 of the Code.

If Aebi Schmidt is a passive foreign investment company, U.S. holders of shares of our Common Stock could be subject to adverse U.S. federal income tax consequences.

Aebi Schmidt, as a non-U.S. corporation, will be classified as a passive foreign investment company (“PFIC”) for any taxable year if either (1) at least 75% of our gross income for such year consists of certain types of “passive” income, or (2) at least 50% of the value of our assets (generally determined on the basis of a quarterly average) during such year is attributable to assets that produce passive income or are held for the production of passive income. Under certain “look-through” rules, a non-U.S. corporation is treated for purposes of determining whether Aebi Schmidt is a PFIC as owning a proportionate share of the assets, and receiving a proportionate share of the gross income, of subsidiaries in which we directly or indirectly owns a 25% or greater interest. Based on the current composition of our income, assets and operations, and, the expected composition of our income, assets and operations after the Merger, we believe (i) that Aebi Schmidt was not a PFIC for our taxable year prior to the Closing, and (ii) that Aebi Schmidt will not be a PFIC for our taxable year that includes the Closing or the foreseeable future. Because determining PFIC status is a fact-intensive exercise made on an annual basis and depends on the composition of a non-U.S. corporation’s assets and income during each year, no assurance can be given that we are not, and we will not be, classified as a PFIC. If we were a PFIC for any taxable year, or portion thereof, that is included in the holding period of a U.S. holder of our Common Stock, such U.S. holder could be subject to certain adverse U.S. federal income tax consequences and could be subject to additional reporting requirements. There can be no assurance that we will not be a PFIC for U.S. federal income tax purposes for the taxable year that includes the Closing or for future taxable years.

Please see the section of the Proxy Statement/Prospectus entitled “Material U.S. Federal Income Tax Considerations for U.S. Holders—U.S. Federal Income Tax Consequences for U.S. Holders of Aebi Schmidt Common Stock—Passive Foreign Investment Company Considerations” for a more detailed discussion with respect to our potential PFIC status and certain tax implications thereof. U.S. holders are urged to consult their tax advisors regarding the possible application of the PFIC rules to holders of our Common Stock.

If a U.S. investor is treated for U.S. federal income tax purposes as owning directly or indirectly at least 10% of our Common Stock, such U.S. investor may be subject to adverse U.S. federal income tax consequences.

For U.S. federal income tax purposes, if a U.S. investor is treated for U.S. federal income tax purposes as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our Common Stock, such U.S. investor may be treated as a “United States shareholder” with respect to Aebi Schmidt, or any of our non-U.S. subsidiaries, which could result in adverse U.S. federal income tax consequences to such U.S. investor if Aebi Schmidt or such subsidiary is a “controlled foreign corporation.” A non-U.S. corporation is considered a controlled foreign corporation if more than 50% of (1) the total combined voting power of all classes of stock of such corporation entitled to vote, or (2) the total value of the stock of such corporation is owned or is considered as owned by applying certain constructive ownership rules, by U.S. shareholders on any day during the taxable year of such non-U.S. corporation. As we will have U.S. subsidiaries following the Transactions, certain of our non-U.S. subsidiaries could be treated as controlled foreign corporations under certain attribution rules regardless of whether we are treated as a controlled foreign corporation.

Index
Under these rules, certain U.S. shareholders (that directly or indirectly own at least 10% of the value or voting power of our Common Stock) may be required to report annually and include in their U.S. federal taxable income their pro rata share of our non-U.S. subsidiaries’ “Subpart F income” and, in computing their “global intangible low-taxed income,” “tested income” and a pro rata share of the amount of certain U.S. property held by the subsidiaries regardless of whether such subsidiaries make any distributions. Failure to comply with these reporting obligations (or related tax payment obligations) may subject such U.S. shareholder to significant monetary penalties and may extend the statute of limitations with respect to such U.S. shareholder’s U.S. federal income tax return for the year for which reporting (or payment of tax) was due. We do not intend to assist U.S. investors in determining whether we or any of our non-U.S. subsidiaries are treated as a controlled foreign corporation for U.S. federal income tax purposes or whether any U.S. investor is treated as a U.S. shareholder with respect to any of such controlled foreign corporations or furnish to any investor information that may be necessary to comply with reporting and tax paying obligations if we, or any of our non-U.S. subsidiaries, is treated as a controlled foreign corporation for U.S. federal income tax purposes. U.S. investors who directly or indirectly own 10% or more of the combined voting power or value of our Common Stock are strongly encouraged to consult their own tax advisors regarding the U.S. tax consequences of owning or disposing of our Common Stock.

Future changes to tax laws could adversely affect our effective tax rate, potential tax liability, operations or financial performance.

Any change in tax law, interpretation or practice, or in the terms of tax treaties, in a jurisdiction where we and our subsidiaries are subject to tax could increase the amount of tax payable by us and our subsidiaries, either in respect of the Transactions or in respect of the operations of Aebi Schmidt and its subsidiaries. These changes could negatively affect our operations or financial performance.

Aebi Schmidt has operations in various countries that have differing tax laws and is subject to audit by domestic and foreign authorities. The effective tax rate of Aebi Schmidt and our subsidiaries may change from year to year based on changes in the mix of activities and income earned among the different jurisdictions in which Aebi Schmidt and our subsidiaries (including Shyft after the Merger), will operate; changes in tax laws in these jurisdictions; changes in the tax treaties between various countries in which they will operate; changes in eligibility for benefits under those tax treaties; and changes in the estimated values of deferred tax assets and liabilities. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating the provision and accruals for these taxes. Such changes could result in a substantial increase in the effective tax rate on all or a portion of the income of us and our subsidiaries.

Dividends on shares of the capital stock of the Combined Company may subject U.S. shareholders to Swiss withholding tax.

Dividends paid on shares of the capital stock of the Combined Company generally will be subject to Swiss withholding tax at a rate of 35% on any amount that cannot be allocated to share capital as reported on the annual standalone financial statements prepared pursuant to Swiss law (i.e., would constitute a reduction of share capital) or capital contribution reserves as reported on the Combined Company’s annual standalone financial statements prepared pursuant to Swiss law and recognized as such by the Swiss Federal Tax Administration. We expect that the Combined Company will be able to create through the Merger additional capital contribution reserves in the amount of the fair market value of Shyft. There can be no assurance that Combined Company’s shareholders will approve dividends out of capital contribution reserves. It is also possible that Swiss withholding tax rules will be changed in the future or that a change in Swiss law will adversely affect the Combined Company or our shareholders, in particular as a result of distributions out of capital contribution reserves becoming subject to additional corporate law or other restrictions. If the Combined Company is unable to allocate any portion of a dividend to share capital or capital contribution reserves, we will not be able to make distributions without subjecting our shareholders to Swiss withholding tax. For additional information, including regarding potential recovery routes, please see the section of the Proxy Statement/Prospectus entitled “Material Swiss Tax Consequences of the Ownership of Combined Company Shares—Swiss Withholding Tax.”

Repurchases of shares of the capital stock of the Combined Company could be subject to Swiss tax, and it may not be possible to manage such share repurchases efficiently at a sufficiently large scale.

The repurchase of shares of the capital stock of the Combined Company for cancellation will be treated as a partial liquidation, and the proceeds from any repurchase of shares of the capital stock of the Combined Company will generally be subject to Swiss withholding tax at a rate of 35% on any amount that cannot be allocated to share capital (as reported on the Combined Company’s annual standalone financial statements prepared pursuant to Swiss law) or capital contribution reserves (as reported on the Combined Company’s annual standalone financial statements prepared pursuant to Swiss law and recognized as such by the Swiss Federal Tax Administration). It is expected that the Combined Company will be able to create through the Merger additional capital contribution reserves in the amount of the fair market value of Shyft. While the repurchase of shares of the capital stock of the Combined Company for purposes other than for cancellation (such as to retain the repurchased shares of the capital stock of the Combined Company as treasury shares for use in connection with acquisitions, equity incentive plans, convertible debt or other instruments) would generally not be subject to Swiss withholding tax, the repurchase of shares of the capital stock of the Combined Company for purposes other than cancellation would also be treated as a partial liquidation if the Combined Company repurchases shares of the capital stock of the Combined Company in excess of certain thresholds or if it fails to sell or reissue such shares of the capital stock of the Combined Company within the applicable time period after the repurchase.

Index
In most instances, Swiss companies with shares listed on a Swiss trading venue will repurchase shares for cancellation through a second trading line on such Swiss trading venue. On the second trading line, the Swiss withholding tax of 35% is deducted from the portion of the purchase price that is subject to Swiss withholding tax as required by Swiss tax laws, and certain shareholders may subsequently apply for a full or partial refund of this Swiss withholding tax. Should the Combined Company not deduct the Swiss withholding tax upon repurchase (for example, in the case of a repurchase on an ordinary trading line), the Combined Company would have to pay the grossed-up Swiss withholding tax (53.8%) upon cancellation of the repurchased shares of the capital stock of the Combined Company, in case of the repurchase of the shares of the capital stock of the Combined Company in excess of certain thresholds or failure to sell or reissue such shares of the capital stock of the Combined Company within the applicable time period after the repurchase.

The Combined Company is not expected to be able to use the customary second trading line process available on Swiss trading venues to repurchase shares of capital stock of the Combined Company because the Combined Company is not expected to list the shares of the capital stock of the Combined Company on any Swiss trading venues. Moreover, opening a Proxy Statement second trading line that would allow the Combined Company to deduct the Swiss withholding tax of 35% from the purchase price is not possible on the Nasdaq. While it is possible that companies whose shares are not listed on the SIX are allowed in the future to have second trading lines on the SIX, there is expected to be significant practical hurdles for the Combined Company to efficiently manage repurchases on such second trading lines in a sufficiently large scale given the materially different trading hours of the SIX and Nasdaq, among other things. While in certain cases the Combined Company may be able to conduct repurchases through arrangements with certain financial institutions (referred to as “virtual second trading lines”), such arrangements may be less efficient than a customary second trading line and, in any case, will be subject to confirmation in a tax ruling with the competent Swiss tax authorities. The Combined Company may not be able to receive such a Swiss tax ruling and there is no certainty that in the future a second trading line for Swiss companies with shares listed on a foreign stock exchange will be available, or that such second trading line would allow the Combined Company to efficiently manage repurchases in a sufficiently large scale, thus limiting the Combined Company’s ability to conduct share repurchases.

Risks Relating to the Merger

Our management views the following Risk Factors as the primary risks for Aebi Schmidt relating to the Merger; however, you should read the discussion under the sections of the Proxy Statement/Prospectus entitled “Risk Factors—Risks Relating to the Merger,” which have been incorporated herein by reference.

The future results of the Combined Company may be adversely impacted if the Combined Company does not effectively manage our expanded operations following completion of the Merger.

Following completion of the Merger, the size of the Combined Company’s business will be significantly larger than the current size of either Shyft’s or our respective businesses. The Combined Company’s ability to successfully manage this expanded business will depend, in part, upon management’s ability to implement an effective integration of the two companies and our ability to manage the increased costs and complexities associated with a combined business that is significantly larger in size and scope. There can be no assurances that the management of the Combined Company will be successful or that the Combined Company will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Merger.

Each of Shyft and Aebi Schmidt have incurred substantial expenses related to the completion of the Merger, and we expect to incur substantial expenses related to the integration of the Shyft’s businesses into the Aebi Schmidt.

Each of Shyft and Aebi Schmidt have incurred substantial expenses in connection with the completion of the Merger, and we expect to incur substantial expenses to integrate a large number of processes, policies, procedures, operations, technologies and systems of Shyft and Aebi Schmidt. The substantial majority of these costs will be non-recurring expenses related to the Transactions, the ancillary agreements and the facilities and systems consolidation costs. The Combined Company may incur additional costs or suffer loss of business under third-party contracts that are terminated or that contain change in control or other provisions that may be triggered by the completion of the Merger, may suffer losses of, or decreases in orders by, customers, and may incur costs to retain certain key management personnel and employees. Shyft and Aebi Schmidt will also incur transaction fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs and time delays. These incremental transaction-related costs may exceed the savings the Combined Company expects to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event of any material unanticipated costs. Factors beyond the parties’ control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately.

Index
We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain an effective system of internal control over financial reporting. If our remediation of the material weaknesses is not effective, or we fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired, which could harm the Combined Company’s business and negatively impact the value of our Common Stock.

In connection with the preparation of our consolidated financial statements as of December 31, 2024 and 2023 and for the years then ended for purposes of the Proxy Statement/Prospectus , we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in our internal control over financial reporting:

i.
Lack of designing and maintaining an effective control environment commensurate with our financial reporting requirements due to a lack of sufficient number of professionals with an appropriate level of internal controls and technical U.S. GAAP knowledge, experience and training to appropriately analyze, record and disclose accounting matters, including complex, non-routine transactions accurately and timely;

ii.
Lack of maintaining formal accounting policies and procedures, and designing and maintaining controls related to significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures;

iii.	Lack of consistently establishing appropriate authorities and responsibilities related to the segregation of duties in our finance and accounting functions;

iv.
A failure to design and maintain effective information technology (“IT”) general controls over user access, change management and segregation of duties for SAP information systems in Europe that are relevant to the preparation of our financial statements; and

v.
A failure to design and maintain effective IT general controls over user access, change management and segregation of duties for the remaining information systems (other than SAP information systems) that are relevant to the preparation of our financial statements.

The above IT general control deficiencies did not result in a material misstatement to the financial statements; however, these IT general control deficiencies could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.

We are developing a plan to remediate the material weaknesses identified, including: (a) providing relevant U.S. GAAP technical accounting, internal controls over financial reporting and SEC financial reporting requirements training for personnel, including hiring additional personnel to strengthen the accounting and finance functions; and (b) designing and implementing a financial reporting control framework, including management review controls, together with IT general and application controls for all systems which materially impact financial reporting.

Following the identification of the identified material weaknesses, we have initiated certain remediation procedures. For example, we are in the process of (i) engaging an external consultant with extensive expertise in internal controls, accounting and SEC matters to assist we management in enhancing our overall internal control framework and (ii) reviewing the gap-analysis performed by we to determine the order in which the changes should be implemented by we and the timing of such changes. While we are working to remediate the identified material weaknesses as timely and efficiently as possible, at this time we cannot provide an estimate of the time we will take to complete this remediation plan. We cannot assure you that these remediation measures will significantly improve or remediate the material weaknesses above. As of the date of this Current Report, the material weaknesses have not been remediated.

During the fiscal year ended December 31, 2024, we have not incurred material costs as part of our remediation efforts; however, we cannot provide an estimate of costs expected to be incurred in connection with the implementation of this remediation plan. We expect the remediation to be time-consuming and place significant demands on our financial and operational resources. The implementation of our remediation measures will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period.

We cannot assure that we will be successful in remediating the material weaknesses identified above. The failure to correct the material weaknesses or the failure to discover and address any other material weaknesses or deficiencies could result in inaccuracies in the financial statements and impair the ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis.

Index
Aebi Schmidt is a Swiss private company and has not been required to comply with Section 404 of the Sarbanes-Oxley Act. Therefore, neither management nor an independent registered public accounting firm has performed an evaluation of the effectiveness of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act. Following the Closing and our U.S. listing, as a public company, the Combined Company’s management will be required to report on the effectiveness of the Combined Company’s internal control over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act and is expected to become subject to auditor attestation requirements pursuant to Section 404(b) of the Sarbanes-Oxley Act, beginning with the filing of Combined Company’s Annual Report on Form 10-K for the year ending December 31, 2026.

We will incur increased costs as a result of operating as a public company, and the Combined Company’s management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, the Combined Company will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that the Combined Company will need to hire and train additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a public company, and the Combined Company’s management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. Our management and other personnel have and will also need to continue to devote a substantial amount of time to compliance with the additional reporting requirements of the Exchange Act. These requirements have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are an emerging growth company and our compliance with the reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Acts of 2012 (the “JOBS Act”), and may remain an emerging growth company for up to five years. For as long as we are an emerging growth company, we will not be required to comply with certain requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and may also take advantage of the reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements and the exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide shareholders will be different than the information that is available with respect to other public companies. In the Proxy Statement/Prospectus, we did not include all of the executive compensation related information that would be required if we were not an emerging growth company, and we have only provided only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock, and our stock price may be more volatile.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have not elected to use this extended transition period. We expect that the Combined Company will lose “emerging growth company” status as of December 31, 2025.

The New Credit Facilities Agreement contains, and agreements governing future indebtedness may contain, restrictive covenants that may impair the Combined Company’s ability to access sufficient capital and operate our business.

The New Credit Facilities Agreement contains various provisions that will limit the Combined Company’s ability (subject to a number of exceptions) to, among other things:

•	incur additional indebtedness;
•	incur certain liens;
•	consolidate or merge with other parties;
•	alter the business conducted by the Combined Company and our subsidiaries taken as a whole;
•	make investments, loans, advances, guarantees and acquisitions;

Index
•	sell, lease or transfer assets, including capital stock of the Combined Company’s subsidiaries;
•	enter into certain sale and leaseback transactions;
•	repay any subordinated indebtedness the Combined Company may issue in the future;
•	amend the terms of certain unsecured or subordinated debt;
•	engage in transactions with affiliates; and
•	enter into agreements restricting the Combined Company’s subsidiaries’ ability to pay dividends.

In addition, the restrictive covenants in the New Credit Facilities Agreement require the Combined Company to maintain specified financial ratios and other business or financial conditions. The Combined Company’s ability to comply with these financial ratios or other covenants may be affected by events beyond the Combined Company’s control, and our failure to comply with these ratios or other covenants could result in an event of default. These covenants may affect the Combined Company’s ability to operate and finance our business as we deem appropriate. The Combined Company’s inability to meet obligations as they become due or to comply with various financial covenants contained in the instruments governing our current or future indebtedness could constitute an event of default under the instruments governing our indebtedness. If there were an event of default under the New Credit Facilities Agreement, or any future instruments governing the Combined Company’s indebtedness, the holders of the affected indebtedness could declare all of the affected indebtedness immediately due and payable, which, in turn, could cause the acceleration of the maturity of all of the Combined Company’s other indebtedness. The Combined Company may not have sufficient funds available, or we may not have access to sufficient capital from other sources, to repay any accelerated debt. Even if the Combined Company could obtain additional financing, the terms of the financing may not be favorable to the Combined Company. In addition, the Combined Company has pledged the equity securities of certain of our material subsidiaries as security for our obligations under the New Credit Facilities Agreement. If amounts outstanding under the New Credit Facilities Agreement were accelerated, the Combined Company’s lenders could foreclose on those pledges, and the Combined Company could lose a substantial part of our assets. Any event of default under the instruments governing the Combined Company’s indebtedness could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to our Common Stock

Our Common Stock does not have a history of trading and the market price and trading volume of our Common Stock following the Effective Time may be volatile.

Because there is not currently any public market for our Common Stock, the market price and trading volume of our Common Stock following the Effective Time may be volatile. Further, since the Shyft Common Stock is currently included in the Russell 3000 Index and our Common Stock may not be included in the Russell 3000 Index or other stock indices, significant amounts of our Common Stock may have to be sold in the open market by index funds and other investors where there may not be offsetting demand.

We will enter into the Relationship Agreements with the Specified Stockholders, which provide the Specified Stockholders with certain rights over company matters.

Concurrently with the Closing, the Specified Stockholders (as defined in the Proxy Statement/Prospectus) will enter into the Relationship Agreements in substantially the form attached to the Proxy Statement/Prospectus as Annexes C-1, C-2 and C-3, as applicable. The Relationship Agreements will establish certain rights, restrictions and obligations of the Specified Stockholders, and will set forth other arrangements relating to the Combined Company, including the right of PCS Holding AG (“PCS” and, together with Mr. Peter Spuhler, the “PCS Parties”) to designate up to four individuals for nomination to the Combined Company Board, subject to the PCS Parties maintaining certain beneficial ownership of shares of our Common Stock. Pursuant to the Relationship Agreements, after the second anniversary of the Closing, the Specified Stockholders may increase their stake in the Combined Company, which would lead to more influence of the Specified Stockholders in the Combined Company’s general meeting of shareholders. Also, the PCS Relationship Agreement can be terminated by PCS after the fourth anniversary of the Closing, and if the PCS Relationship Agreement were to be terminated, the PCS Parties could nominate more members to the Combined Company Board than what is envisaged by the PCS Relationship Agreement. The interests of the parties to the Relationship Agreements may differ from those of other holders of our Common Stock. For more information, please see the section of the Proxy Statement/Prospectus entitled “Other Related Agreements—Relationship Agreements.”

Index
Aebi Schmidt is a Swiss corporation, and shareholders may not have the same rights and protections generally afforded to shareholders of U.S. Corporations.

Swiss law and the Amended Articles may not grant the Combined Company’s shareholders certain of the rights and protections generally afforded to shareholders of U.S. corporations. In particular, Swiss corporate law limits the ability of a shareholder to challenge resolutions or actions of the board of directors in court. Under Swiss law, shareholders generally cannot bring a suit to reverse a decision by the board of directors, but may seek damages for breaches of duty by the board of directors. Furthermore, remedies against transactions involving conflicts of interest or other procedural flaws may be limited if a claimant cannot prove that the benefits inuring to the Combined Company are manifestly disproportionate to the consideration rendered in return. For a more complete description of the different rights associated with shares of Shyft Common stock and shares of our Common Stock following the Merger, please see the section of the Proxy Statement/Prospectus entitled “Comparison of the Rights of Shareholders.”

The PCS Parties control a significant number of shares of our Common Stock and, following the Merger, will continue to control a significant number of shares of our Common Stock, providing such parties with substantial influence over the Combined Company’s business.

Upon completion of the Merger, the PCS Parties are expected to beneficially own approximately 35% of the issued and outstanding shares of our Common Stock and four directors nominated by the PCS Parties will serve on the Combined Company Board, pursuant to the PCS Relationship Agreement. As a result, the PCS Parties may have substantial influence over matters requiring approval by the Combined Company’s shareholders, including the election and removal of directors, amendments to the Amended Articles, any proposed merger, consolidation or sale of all or substantially all of the Combined Company’s assets and other corporate transactions. The PCS Parties may have interests that are different from those of other stockholders.

Following the Closing, the PCS Parties’ ownership of the shares of our Common Stock may adversely affect the trading price for our Common Stock to the extent investors perceive disadvantages in owning shares of a company with a significant stockholder or in the event the PCS Parties take any action with our shares that could result in an adverse impact on the price of our Common Stock, including a sale of any portion of their shares of our Common Stock.

The shares of the Combined Company will not be listed in Switzerland, the home jurisdiction of the Combined Company. As a result, shareholders may not benefit from certain provisions of Swiss law that are designed to protect shareholders in a public takeover offer or a change-of-control transaction.

Because the shares in the Combined Company will be listed exclusively on Nasdaq and not in Switzerland, shareholders of the Combined Company will not benefit from the protection afforded by certain provisions of Swiss law that are designed to protect shareholders in the event of a public takeover offer or a change-of-control transaction. For example, the Swiss takeover regime imposes a duty on any person or group of persons who acquires more than one-third of a company’s voting rights to make a mandatory offer for all of the company’s outstanding listed equity securities. In addition, the Swiss takeover regime imposes certain restrictions and obligations on bidders in a voluntary public takeover offer that are designed to protect shareholders. However, these protections are applicable only to issuers that list their equity securities in Switzerland, and because the shares of the Combined Company will be listed exclusively on Nasdaq, such Swiss law protections will not be applicable to the Combined Company. While the Amended Articles provide for clauses aiming to provide similar takeover protections, there is no guarantee that such clauses will result in the same or similar level of protection of minority shareholders as would be the case if Swiss law would apply directly. Furthermore, since Swiss law will restrict the Combined Company’s ability to implement rights plans or U.S.-style “poison pills,” the Combined Company’s ability to resist an unsolicited takeover attempt or to protect minority shareholders in the event of a change-of-control transaction may be limited. Therefore, shareholders in the Combined Company may not be protected to the same degree in a public takeover offer or a change-of-control transaction as are shareholders in a Swiss company listed in Switzerland.

The market price of shares of our Common Stock after the Merger may be affected by factors different from those that are currently affecting or historically have affected the market price of shares of Shyft Common Stock.

Upon completion of the Merger, holders of Shyft Common Stock as of immediately prior to the Effective Time will become holders of shares of our Common Stock, which will be listed and traded on Nasdaq. As a newly traded stock, the market price of our Common Stock may fluctuate significantly following completion of the Merger. The issuance of shares of our Common Stock in the Merger could have the effect of depressing the market price of our Common Stock. In addition, many Shyft shareholders may decide not to hold the shares of our Common Stock they receive as a result of the Merger. Other Shyft shareholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our Common Stock they receive as a result of the Merger. Any such sales of our Common Stock could have the effect of depressing the market price of shares of Shyft Common Stock, which will immediately thereafter become shares of our Common Stock upon the filing of the certificate of merger. Moreover, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, our Common Stock, regardless of our actual operating performance.

Index
Our business differs from that of Shyft in important respects and, accordingly, the results of operations of the Combined Company after the Merger, as well as the market price of shares of our Common Stock, may be affected by factors different from those that are currently affecting, historically have affected or would in the future affect the results of operations of Shyft as a stand-alone public company, as well as the market price of shares of Shyft Common Stock. For further information on the respective businesses of Shyft and we and certain factors to consider in connection with those businesses, please see the section of this Quarterly Report entitled “Risk Factors—Risks Relating to our Business.”

The Amended Articles will designate the courts at the location of the Combined Company’s registered seat as the exclusive forum for certain types of actions and proceedings that may be initiated by the Combined Company shareholders.

The Amended Articles will provide that (except with respect to any disputes arising under the Securities Act, the Exchange Act and any rules and regulations promulgated thereunder) the exclusive jurisdiction for any disputes arising from company matters (including but not limited to disputes between individual shareholders and the Combined Company or our corporate bodies, as well as between the Combined Company and our corporate bodies, or between the corporate bodies themselves) is at the registered seat of the Combined Company in Frauenfeld, Switzerland. Any person or entity purchasing or otherwise acquiring shares of the Combined Company will be deemed to have notice of and consented to the provisions of the Amended Articles, including the exclusive forum provision. As a result, shareholders of the Combined Company may be required to bring certain legal actions or proceedings exclusively in Swiss courts, which may be less convenient and more costly than courts in other jurisdictions, including the United States. Furthermore, the jurisdiction clause in the Amended Articles may limit the ability of shareholders of the Combined Company to initiate legal proceedings against the Combined Company or our directors, officers, or other representatives in jurisdictions of their choosing. It may also discourage lawsuits or derivative actions, even if such claims would otherwise be permissible under applicable laws. Moreover, Swiss courts may apply legal principles or procedural rules that differ from those in U.S. courts, potentially leading to outcomes less favorable to shareholders compared to an action or proceeding brought in a U.S. court.

We cannot guarantee the timing, amount or payment of dividends on shares of the capital stock of the Combined Company.

While we expect that the Combined Company will pay dividends, the timing, declaration, amount and payment of any future dividends on shares of the capital stock of the Combined Company will fall within the discretion of the Combined Company Board. There can be no assurance that the Combined Company will pay or declare dividends in the future. Under Swiss law, the Combined Company may only pay dividends if (i) we has sufficient net income from the immediately preceding fiscal year, (ii) we has brought forward net income from prior fiscal years or (iii) we has otherwise freely distributable reserves, each as evidenced by our audited annual standalone financial statements prepared pursuant to Swiss law, after allocations of net income to statutory retained earnings as required by Swiss law and by the Amended Articles. See section of the Proxy Statement/Prospectus entitled “Description of the Capital Stock of the Combined Company and Amended Articles—Dividends and Distributions.” Additionally, any decision by the Combined Company Board to recommend the payment of a dividend will depend on many factors, such as the Combined Company’s financial condition, earnings, corporate strategy, credit rating, capital requirements, debt service obligations, debt covenants, industry practice, legal requirements, regulatory constraints and other factors that the Combined Company Board deems relevant. Additionally, the declaration, timing and amount of any dividends to be paid by the Combined Company will be subject to approval by our shareholders at the relevant general meeting of shareholders. The Combined Company’s ability to pay dividends will depend on our ongoing ability to generate cash from operations and access to the capital markets. Further, under Swiss law, although shareholders must approve dividend distributions in advance, the determination of the record and payment dates may be delegated to the company’s board of directors. Shyft currently anticipates that the Combined Company Board will adopt a practice of recommending an annual dividend paid in equal quarterly installments. If the Combined Company Board were to do so, Shyft expects that the policy would be effected by seeking approval of the Combined Company’s shareholders at the annual general meeting for an annual dividend distribution to be paid in four quarterly installments on dates determined by the Combined Company Board. However, any specific decisions in the future regarding dividends and dividend policy will be determined from time to time by the Combined Company Board with the approval of the shareholders. Shyft cannot guarantee that the Combined Company will pay a dividend in the future.

Swiss law imposes certain restrictions on the Combined Company’s ability to repurchase the shares of the Combined Company.

Swiss law limits the Combined Company’s ability to hold or repurchase shares of the capital stock of the Combined Company. The Combined Company and our subsidiaries may only repurchase shares of the capital stock of the Combined Company to the extent that (i) we has freely distributable reserves in the amount of the purchase price (as reported on the annual standalone financial statements prepared pursuant to Swiss law) and (ii) the aggregate nominal amount (par value) of all shares of the capital stock of the Combined Company held by the Combined Company and our subsidiaries does not exceed 10% of the Combined Company’s share capital (excluding any treasury shares dedicated for cancellation pursuant to a shareholder-ratified repurchase program) registered in the Commercial Register. For more information, please see the section of the Proxy Statement/Prospectus entitled “Description of the Capital Stock of the Combined Company and Amended Articles—Repurchase of Combined Company Shares.” As a result, should the Combined Company choose to repurchase shares of the capital stock of the Combined Company in the future, our shareholders would be required to periodically approve a reduction in the share capital through the cancellation of designated blocks of repurchased shares held in treasury and may from time to time, as necessary, in a separate vote, have to approve share repurchase programs. If the Combined Company’s shareholders do not approve the cancellation of repurchased shares or, if necessary, approve a proposed share repurchase program, we may be unable to return capital to shareholders through share repurchases.

Index
Certain provisions of the Amended Articles and Swiss law may limit the Combined Company’s flexibility to raise capital, issue dividends and otherwise manage ongoing capital needs.

The rights of the Combined Company’s shareholders will be governed by Swiss law and the Amended Articles. Swiss law requires approval by shareholders for certain corporate actions over which a board of directors would have authority in some other jurisdictions. For example, Swiss law provides that the payment of dividends and other distributions and the cancellation of treasury shares must be approved by shareholders. Swiss law also requires that shareholders resolve to, or authorize the board of directors to, increase the share capital. While shareholders may authorize a board of directors to increase or reduce the company’s share capital by introducing a capital band into the company’s articles of association, Swiss law limits this capital band to between 50% and 150% of the issued share capital as recorded in the Commercial Register at the time of the introduction of the capital band. The capital band, furthermore, has a limited duration of up to five years unless renewed by shareholders (by holders of at least two-thirds of the votes represented at a general meeting of shareholders) from time to time. According to the Amended Articles, the Combined Company Board will be authorized to increase the Combined Company’s share capital to a maximum of $116,299,384 and/or reduce it to a minimum of $62,080,000 without a shareholder vote. However, this capital band authorization will expire on February 12, 2030, at which point a new capital band must be approved by shareholders before the Combined Company Board may increase and/or reduce the Combined Company’s share capital under a capital band. For more information, please see the section of the Proxy Statement/Prospectus  entitled “Description of the Capital Stock of the Combined Company and Amended Articles—Ordinary Capital Increase, Conditional Share Capital and Capital Band.”

Additionally, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares and advance subscription rights for convertible bonds or similar instruments with conversion or option rights. For more information, please see the section of the Proxy Statement/Prospectus  entitled “Description of the Capital Stock of the Combined Company and Amended Articles—General—Preemptive Rights.”

Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions. These Swiss law requirements relating to the Combined Company’s capital management may limit our flexibility, and situations may arise where greater flexibility would provide substantial benefits to the Combined Company’s shareholders.

Certain provisions in the Amended Articles may limit or preclude shareholders’ ability to exercise control over the Combined Company.

The Amended Articles will contain provisions that are intended to limit the ability of shareholders to exercise control over the Combined Company. For example, the Amended Articles provide that no person may, directly or indirectly, formally, constructively or beneficially own or otherwise control voting rights with respect to 49% or more of the Combined Company’s share capital (as registered in the Commercial Register). For more information, please see the section of the Proxy Statement/Prospectus  entitled “Description of the Capital Stock of the Combined Company and Amended Articles—Voting Rights and Voting Restrictions—Voting Restrictions.”

Shareholders may not be able to exercise preemptive rights in future issuances of equity or other securities that are convertible into equity.

Under Swiss law, shareholders may receive certain preemptive rights to subscribe on a pro rata basis to issuances of equity or other securities that are convertible into equity. For more information, please see the section of the Proxy Statement/Prospectus  entitled “Description of the Capital Stock of the Combined Company and Amended Articles—General—Preemptive Rights.” Due to laws and regulations in their respective jurisdictions, however, non-Swiss shareholders may not be able to exercise such rights unless the Combined Company takes action to register or otherwise qualify the rights offering under the laws of such shareholders’ jurisdiction. Shyft cannot give any assurance that the Combined Company will register or otherwise qualify the offering of subscription rights or shares under the law of any jurisdiction where the offering of such rights is restricted. If shareholders in such jurisdictions were unable to exercise their subscription rights, their ownership interest in the Combined Company would be diluted.

Index
Holders of shares of the capital stock of the Combined Company may not be able to exercise certain shareholder rights if they are not registered as shareholders of record on the Combined Company Share Register.

It is intended that shares of the capital stock of the Combined Company will be issued as uncertificated securities, which will either be held in the name of Cede & Co. through the Depository Trust Company, the U.S. central securities depositary (“DTC”), or directly registered on the Combined Company’s share register (the “Combined Company Share Register”). For more information, please see the section of the Proxy Statement/Prospectus  entitled “Description of the Capital Stock of the Combined Company and Amended Articles—General—Forms of Holding Combined Company Shares.” Given that shares of the capital stock of the Combined Company will primarily be held through DTC, SIX SIS AG, the national central securities depository of the Swiss financial market and an international central securities depository (“SIX SIS”), will not serve as the primary central securities depositary for shares of the capital stock of the Combined Company, and any shares of the capital stock of the Combined Company held through SIX SIS, including those received in the Merger, will be derivatives of shares of the capital stock of the Combined Company held through DTC. Therefore, and contrary to common practice for other Swiss companies with shares listed on the SIX Swiss Exchange (“SIX”), holders of shares of the capital stock of the Combined Company will not be eligible for automated registration on the Combined Company Share Register under the system of SIX SIS (AREG-Data).

In relation to the Combined Company, only those shareholders directly registered in the Combined Company Share Register will be recognized as the Combined Company’s shareholders. Voting rights may only be exercised by holders of shares of the capital stock of the Combined Company registered with voting rights in the Combined Company Share Register. While holders of shares of the capital stock of the Combined Company who are not registered as shareholders of record on the Combined Company Share Register will be able to receive dividends and in certain cases, if duly authorized by a proxy issued by the relevant holder of record and depending on their bank or broker, vote their shares of the capital stock of the Combined Company at general meetings of shareholders, certain other shareholder rights (such as the right to request that a general meeting of shareholders be called, the right to put items on the agenda of a general meeting of shareholders, the right to sue the Combined Company’s corporate bodies, or the right to inspect the Combined Company’s books and records) will not be available to such holders of shares of the capital stock of the Combined Company who are not registered as shareholders of record on the Combined Company Share Register.

U.S. shareholders may not be able to obtain judgments or enforce civil liabilities against the Combined Company or our executive officers or members of the Combined Company Board.

The Combined Company will be organized under the laws of Switzerland, and our jurisdiction of incorporation is Switzerland. In addition, certain of our directors and officers reside outside the United States and certain of our assets and the assets of such persons are located in jurisdictions outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon the Combined Company or upon such persons, obtain documents or other discovery in connection with any legal proceedings against such persons in the United States or enforce against them judgments obtained in U.S. courts.

Switzerland and the United States do not have a treaty providing for reciprocal recognition and enforcement of judgments in civil and commercial matters. The recognition and enforcement in Switzerland of a judgment of the courts of the United States are governed by the principles set forth in the Swiss Federal Act on Private International Law. This statute provides in principle that a judgment rendered by a non-Swiss court may be enforced in Switzerland only if:

•	the non-Swiss court had jurisdiction pursuant to the Swiss Federal Act on Private International Law;
•	the judgment of such non-Swiss court has become final and non-appealable;
•	the judgment does not contravene Swiss public policy;
•	the court procedures and the service of documents leading to the judgment were in accordance with the due process of law; and
•
no proceeding involving the same position and the same subject matter was first brought in Switzerland, or adjudicated in Switzerland, or was earlier adjudicated in a third state and this decision is recognizable in Switzerland.

In particular, there is doubt as to the enforceability in Switzerland of original actions, or in actions for enforcement of judgments of U.S. courts, of civil liabilities to the extent predicated upon the civil liability provisions of the federal and state securities laws of the United States. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, may not be allowed in Swiss courts as contrary to public policy. Also, provisions of Swiss law may be applicable regardless of any other law that would otherwise apply.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the first quarter of 2025.

Item 5.	Other Information.

Pre-Closing Dividend

On June 23, 2025, the Company’s Board of Directors resolved to propose to the general meeting of the shareholders the distribution of a dividend of CHF 2,475,733.34 (representing CHF 0.46 per share as of such date), to be made to shareholders of record as of June 23, 2025, with a payment date of June 30, 2025, subject to approval by the Company’s stockholders as required under Swiss law.  It is anticipated that the general meeting of the shareholders will approve the dividend at a shareholder meeting being held on June 28, 2025.

Rule 10b5-1

During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Index
Item 6.	Exhibits.

(a)	Exhibits. The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit No.	Document

10.1
Credit Facilities Agreement dated March 10, 2025, by and among Aebi Schmidt Holding AG as original borrower and original guarantor, certain subsidiaries of Aebi Schmidt Holding AG as original obligors, UBS Switzerland AG as mandated lead arranger, agent, security agent and original lender, Zürcher Kantonalbank as lead arranger and original lender, and the other lenders party thereto*#

10.2	Salary Adjustment Letter from Aebi Schmidt to Mr. Fruithof, dated February 25, 2025 (English translation from the original German) +#

10.3	Salary Adjustment Letter from Aebi Schmidt to Mr. Schewerda, dated March 28, 2025 +#

10.4	Salary Adjustment Letter from Aebi Schmidt to Mr. Schenkirsch, dated March 28, 2025 (English translation from the original German) +#

10.5	Lockup Letter, dated April 5, 2025, by and between Aebi Schmidt and John Dunn #

10.6
Form of Bonus Retention Agreement between Aebi Schmidt and certain officers of Aebi Schmidt and its subsidiaries, including Barend Fruithof, Thomas Schenkirsch and Steffen Schewerda, with respect to the “Retention Awards” described and defined in Aebi Schmidt’s Current Report on Form 8-K filed June 18, 2025. +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Aebi Schmidt agrees to furnish supplementally a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request.

+	Management contract or compensatory plan or agreement.

#	Previously filed.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 27, 2025	Aebi Schmidt Holding AG

	By:	/s/ Barend Fruithof
	Name:	Barend Fruithof
	Title:	Group CEO

	By:	/s/ Thomas Schenkirsch
	Name:	Thomas Schenkirsch
	Title:	Head Group Strategic Development

	By:	/s/ Marco Portmann
	Name:	Marco Portmann
	Title:	Group CFO