Form 10-Q
period 2025-06-30
Aebi Schmidt Holding AG
filed 2025-08-14
CIK 2048519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission File Number: 001-42662

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
201 MB Lane
Chilton, WI 53014
+1 800-558-5800
(Name, address, including zip code, and telephone number, including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s):	Name of each exchange on which registered
Common Stock	AEBI	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2025
Common Stock	77,303,254 shares

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

Risk Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those described below in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report, as well as risk factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission (the “SEC”), including without limitation those included in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in the proxy statement/prospectus (the “Proxy Statement/Prospectus”) which forms a part of our registration statement on Form S-4 (Registration No. 333-286373) filed with the SEC on April 4, 2025, as subsequently amended (the “Registration Statement”). Such Risk Factors includes the primary risks our management believes could materially affect the potential results described by forward-looking statements contained in this Quarterly Report. However, these risks may not be the only risks we face. Our business, operations and financial performance could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. In addition, new Risk Factors may emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, although we believe that the forward-looking statements contained in this Quarterly Report are reasonable, we cannot provide you with any guarantee that the results described in those forward-looking statements will be achieved. All forward-looking statements in this Quarterly Report are expressly qualified in their entirety by the cautionary statements contained in this section and “Risk Factors Summary” and the “Risk Factors” section in this Quarterly Report, and investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to update or revise any forward-looking statements to reflect developments or information obtained after the date this Quarterly Report is filed with the SEC, except as required by applicable law.

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

•	Our business is subject to risks arising from our indebtedness, contingent obligations, liquidity and financial position.
•	Expectations relating to environmental, social and governance considerations expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.

Risks Relating to Tax Matters
•	The IRS may assert that Aebi Schmidt is a “domestic corporation” or a “surrogate foreign corporation” for U.S. federal income tax purposes.
•	If Aebi Schmidt is a passive foreign investment company, U.S. holders of shares of our Common Stock could be subject to adverse U.S. federal income tax consequences.
•
If a U.S. investor is treated for U.S. federal income tax purposes as owning directly or indirectly at least 10% of our Common Stock, such U.S. investor may be subject to adverse U.S. federal income tax consequences.

•	Dividends on shares of our capital stock may subject U.S. shareholders to Swiss withholding tax.

Risks Relating to the Recent Acquisition of Shyft
•	Our future results may be adversely impacted if we do not effectively manage our expanded operations.
•
We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain an effective system of internal control over financial reporting. If our remediation of the material weaknesses is not effective, or we fails to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired, which could harm our business and negatively impact the value of our Common Stock.

•
We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

•
The New Credit Facilities Agreement contains, and agreements governing future indebtedness may contain, restrictive covenants that may impair our ability to access sufficient capital and operate our business.

Index
Risks Relating to our Common Stock
•	Our Common Stock has only a short history of trading and the market price and trading volume may be volatile.
•
We are parties to the Relationship Agreements with PCS Holdings AG and Peter Spuhler, Gebuka AG and Barend Fruithof (the “Specified Stockholders”), which provide the Specified Stockholders with certain rights over company matters.

•	Aebi Schmidt is a Swiss corporation, so shareholders may not have the same rights and protections generally afforded to shareholders of U.S. corporations.
•	The PCS Parties control a significant number of shares of our Common Stock, providing them substantial influence over our business.

Index
•
Our shares are not listed in Switzerland, our home jurisdiction. As a result, shareholders may not benefit from certain provisions of Swiss law that are designed to protect shareholders in a public takeover offer or a change-of-control transaction.

•	The Amended Articles designate the courts at the location of our registered seat as the exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders.
•	We cannot guarantee the timing, amount or payment of dividends on shares of our capital stock.
•	Certain provisions of the Amended Articles and Swiss law may limit our flexibility to raise capital, issue dividends and otherwise manage ongoing capital needs.
•	Holders of shares of our capital stock may not be able to exercise certain shareholder rights if they are not registered as shareholders of record on our Share Register.
•	U.S. shareholders may not be able to obtain judgments or enforce civil liabilities against us or our executive officers or members of our Board.

Index
INDEX
PART I—FINANCIAL INFORMATION

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)
	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$63,579	$65,173
Accounts receivable, less allowance for credit losses of $721 and $580	183,252	173,957
Contract assets	30,502	24,145
Inventories	297,534	231,399
Prepaid expense and other current assets	30,745	23,487
Total current assets	605,612	518,161
Property, plant and equipment, net	72,318	68,647
Goodwill	221,189	221,189
Intangible assets, net	168,317	175,324
Deferred tax assets	7,302	5,693
Right of use assets operating leases	93,385	63,066
Other assets	50,731	36,044
TOTAL ASSETS	$1,218,854	$1,088,124

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$125,935	$93,634
Accrued warranty	10,936	8,577
Accrued compensation and related taxes	23,232	23,204
Contract liabilities	20,461	20,044
Operating lease liabilities	11,263	9,241
Other current liabilities and accrued expenses	89,686	89,260
Current portion of long-term debt	26,973	23,259
Total current liabilities	308,486	267,219
Other non-current liabilities	9,492	8,053
Long-term operating lease liabilities	80,883	52,748
Long-term debt, less current portion	440,982	376,594
Deferred tax liabilities	19,814	18,335
Total liabilities	859,657	722,949
Commitments and contingent liabilities
Equity:
Common stock, $1.00 par value: 40,365,218 shares authorized as of June 30, 2025 and December 31, 2024; and 40,351,680 shares outstanding as of June 30, 2025 and December 31, 2024.	40,352	40,352
Additional paid-in capital	232,281	232,281
Treasury shares, at cost	(257)	(257)
Retained earnings	51,487	61,247
Accumulated other comprehensive income	35,276	31,469
Total Shareholders’ equity	359,139	365,092
Non-controlling interest	58	83
Total equity	359,197	365,175
TOTAL LIABILITIES AND EQUITY	$1,218,854	$1,088,124

See accompanying Notes to Condensed Consolidated Financial Statements
(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025, but not the subsequent issuance of shares to Shyft on July 1, 2025, see Note 1 and Note 13)

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales	$277,743	$266,479	$526,929	$525,280
Cost of products sold	(220,911)	(209,097)	(416,791)	(409,374)
Gross profit	56,832	57,382	110,138	115,906

Operating expenses:
Research and development	(5,432)	(4,636)	(10,059)	(10,353)
Selling, general and administrative	(33,574)	(29,800)	(64,298)	(58,518)
Amortization of purchased intangibles	(3,574)	(3,516)	(7,148)	(7,032)
Other operating expense	(393)	(56)	(380)	(554)
Total operating expenses	(42,973)	(38,008)	(81,885)	(76,457)

Operating income	13,859	19,374	28,253	39,449

Other income (expense):
Interest expense	(9,303)	(8,465)	(15,806)	(17,577)
Other income (expense)	(7,768)	409	(12,810)	2,164
Total other expense	(17,071)	(8,056)	(28,616)	(15,413)

Income (expense) before income taxes	(3,212)	11,318	(363)	24,036
Income tax expense (benefit)	(890)	3,131	(103)	7,102
Net income (loss)	(2,322)	8,187	(260)	16,934
Less: Net income (loss) attributable to non-controlling interest	(12)	21	(25)	23

Net income (loss) attributable to Aebi Schmidt Holding AG	$(2,310)	$8,166	$(235)	$16,911

Earnings per share
Basic and diluted earnings per share	$(0.06)	$0.20	$(0.01)	$0.42

Basic and diluted weighted average common shares outstanding	40,352	40,365	40,352	40,365

See accompanying Notes to Condensed Consolidated Financial Statements.
(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025, but not the subsequent issuance of shares to Shyft on July 1, 2025, see Note 1 and Note 13)

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
 (In thousands)

	Three Months Ended June 30,		Six Month Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(2,322)	$8,187	$(260)	$16,934

Other comprehensive income:
Foreign currency translation adjustments	174	613	355	(1,207)
Pension benefit (loss), net of tax	(534)	(522)	3,452	(824)
Other comprehensive income (loss), net of tax	(360)	91	3,807	(2,031)

Comprehensive income (loss)	(2,682)	8,278	3,547	14,903
Less: Comprehensive income (loss) attributable to non-controlling interests	(12)	21	(25)	23
Comprehensive income (loss) attributable to Aebi Schmidt Holding AG	$(2,670)	$8,257	$3,572	$14,880

See accompanying Notes to Condensed Consolidated Financial Statements.
(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025, but not the subsequent issuance of shares to Shyft on July 1, 2025, see Note 1 and Note 13)

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In thousands, except share data)

	Number of shares	Common stock	Additional Paid-in Capital	Treasury shares	Retained earnings	Accumulated Other Comprehensive Income	Total Shareholders’ equity	Non- controlling interest	Total equity
Balance at January 1, 2025	40,351,680	$40,352	$232,281	$(257)	$61,247	31,469	$365,092	$83	$365,175
Translation adjustments in the reporting period						181	181		181
Pension benefit						3,986	3,986		3,986
Net income (loss)					2,075		2,075	(13)	2,062
Balance at March 31, 2025	40,351,680	$40,352	$232,281	$(257)	$63,322	$35,636	$371,334	$70	$371,404
Translation adjustments in the reporting period						174	174		174
Pension loss						(534)	(534)		(534)
Net loss					(2,310)		(2,310)	(12)	(2,322)
Dividends declared ($0.24 per share)					(9,525)		(9,525)		(9,525)
Balance at June 30, 2025	40,351,680	$40,352	$232,281	$(257)	$51,487	$35,276	$359,139	$58	$359,197

	Number of shares	Common stock	Additional Paid-in Capital	Treasury shares	Retained earnings	Accumulated Other Comprehensive Income	Total Shareholders’ equity	Non- controlling interest	Total equity
Balance at January 1, 2024	40,365,218	$40,352	$232,281	$-	$33,790	31,533	$337,956	$3	$337,959
Translation adjustments in the reporting period						(1,820)	(1,820)		(1,820)
Pension loss						(302)	(302)		(302)
Net income					8,745		8,745	2	8,747
Balance at March 31, 2024	40,365,218	$40,352	$232,281	$-	$42,535	$29,411	$344,579	$5	$344,584
Translation adjustments in the reporting period						613	613		613
Pension loss						(522)	(522)		(522)
Net income					8,166		8,166	21	8,187
Dividends declared ($0.08 per share					(3,225)		(3,225)		(3,225)
Balance at June 30, 2024	40,365,218	$40,352	$232,281	$-	$47,476	$29,502	$349,611	$26	$349,637

See accompanying Notes to Condensed Consolidated Financial Statements.
(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025, but not the subsequent issuance of shares to Shyft on July 1, 2025, see Note 1 and Note 13)

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 (In thousands)
Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(260)	$16,934
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,051	12,827
Foreign exchange (gains) losses on debt	3,582	(2,154)
Deferred taxes	610	(4,725)
Pension	(344)	(606)
Other, net	(35)	(23)

Changes in operating assets and liabilities:
Accounts receivable and contract assets	(2,549)	3,246
Inventories	(47,886)	(31,280)
Accounts payable	26,839	3,380
Contract liabilities	(1,906)	(246)
Income tax payable and receivable	(4,571)	(5,960)
Other assets and liabilities	(7,747)	1,462
Net cash used in operating activities	(21,216)	(7,145)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,190)	(6,406)
Purchases of intangible assets	(34)	(10)
Proceeds from sale of property, plant and equipment	679	39
Net cash used in investing activities	(4,545)	(6,377)

Cash flows from financing activities:
Proceeds on long-term debt	37,365	24,931
Deferred payments related to historical transactions	(5,694)	(962)
Payment of finance lease principal	(534)	(457)
Payments of dividends	(9,525)	(3,225)
Net cash provided by financing activities	21,612	20,287

Effect of exchange rate changes on cash and cash equivalents	2,555	(880)
Net increase (decrease) in cash and cash equivalents	(1,594)	5,885
Cash and cash equivalents at beginning of period	65,173	42,698
Cash and cash equivalents at end of period	$63,579	$48,583

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	15,703	17,195
Income taxes	9,455	4,907

See accompanying Notes to Condensed Consolidated Financial Statements.
(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025, but not the subsequent issuance of shares to Shyft on July 1, 2025, see Note 1 and Note 13)

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As used herein, the term “the Company” or “Aebi Schmidt” refers to Aebi Schmidt Holding AG and its subsidiaries unless designated or identified otherwise.

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

The Shyft Transaction

On December 16, 2024, the Company entered into an Agreement and Plan of Merger, dated as of December 16, 2024 (the “Merger Agreement”), by and among The Shyft Group, Inc., a Michigan corporation (“Shyft”), the Company, ASH U.S. Group, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Aebi Schmidt (“Holdco”), and Badger Merger Sub, Inc., a Michigan corporation and direct, wholly owned subsidiary of Holdco (“Merger Sub”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into Shyft (the “Merger”, and the time at which the Merger is effective, the “Effective Time”), with Shyft surviving the Merger as a direct, wholly owned subsidiary of Holdco and as an indirect, wholly owned subsidiary of Aebi Schmidt (the transactions contemplated by the Merger Agreement, the “Transactions”). “Combined Company” refers to Aebi Schmidt as of and following the Effective Time.

At the Effective Time (“July 1, 2025”), each share of common stock, no par value, of Shyft (“Shyft Common Stock”) that was issued and outstanding as of immediately prior to the Effective Time (other than any shares of Shyft Common Stock that are held as of immediately prior to the Effective Time by Holdco, Aebi Schmidt, Merger Sub or any of their respective subsidiaries) automatically converted into the right to receive 1.040166432 (the “Exchange Ratio”) shares of fully paid and nonassessable shares of common stock, par value $1.00 per share, of Aebi Schmidt (“Aebi Schmidt Common Stock”), on the terms and subject to the conditions set forth in the Merger Agreement.

Immediately following the Effective Time, the holders of shares of Shyft Common Stock as of immediately prior to the Effective Time owned approximately 48% of the issued and outstanding shares of Aebi Schmidt Common Stock and the holders of shares of Aebi Schmidt Common Stock as of immediately prior to the Effective Time owned approximately 52% of the issued and outstanding shares of Aebi Schmidt Common Stock.

Following the Effective Time, the Board of Directors of the Combined Company is composed of eleven members, six of whom were designated by Aebi Schmidt and five of whom were designated by Shyft. James A. Sharman, the Chairman of the Shyft Board of Directors as of immediately prior to the Effective Time, serves as the Chairman of the Board of Directors of the Combined Company (the “Combined Company Board”) following the Effective Time. Barend Fruithof, current CEO of Aebi Schmidt, serves as Vice Chairman and Peter Spuhler, current Chairman of Aebi Schmidt, serves on the Combined Company Board.

The Merger is accounted for as a forward merger using the acquisition method of accounting, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), with Aebi Schmidt treated as the legal and accounting acquirer and Shyft treated as the legal and accounting acquiree. For further information regarding the Shyft Transaction please refer to Note 13 – Subsequent Events.

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

Forward Stock Split

On July 1, 2025, the Company effected a forward stock split of its issued and outstanding common stock, par value $1.00 per share, at a ratio of 1-for-7.5 (the “2025 Forward Stock Split”). Shares of common stock were proportionately increased.

All of the Company’s historical share and per share information related to issued and outstanding common stock in these condensed consolidated financial statements have been adjusted, on a retroactive basis, to reflect the 2025 Forward Stock Split.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to Consolidated Financial Statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the Consolidated Financial Statements. Early adoption is also permitted. This ASU will result in the required additional disclosures being included in the Consolidated Financial Statements, once adopted. The Company is currently evaluating the provisions of this ASU.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 intends to provide investors with enhanced information about an entity’s income taxes by requiring disclosure of items such as disaggregation of the effective tax rate reconciliation as well as information regarding income taxes paid. This ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued. This ASU will result in additional disclosures for the Company beginning with the 2025 annual reporting and interim periods beginning in 2026.

NOTE 2 – REVENUE

Contract Assets and Liabilities
The tables below disclose changes in contract assets and liabilities for the six months ended June 30, 2025 and 2024.

Contract Assets	June 30, 2025	June 30, 2024
Contract assets, beginning of period	$24,145	$9,654
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(12,989)	(7,797)
Contract assets recognized, net of reclassification to receivables	19,346	16,434
Contract assets, end of period	$30,502	$18,291

Index
Contract Liabilities
Contract liabilities, beginning of period	$20,044	$12,979
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(4,661)	(3,037)
Cash received in advance and not recognized in revenue	5,078	2,346
Contract liabilities, end of period	$20,461	$12,288

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the North America and Europe and Rest of the World (“ROW”) segments are $510,022 and $235,364 respectively.

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

	Three Months Ended June 30, 2025
	New Business	After Sales	Total
Primary geographical markets
North America	$134,876	$11,368	$146,244
Europe and ROW	103,254	28,245	131,499
Total Sales	$238,130	$39,613	$277,743

Timing of revenue recognition
Products transferred at a point in time	$174,672	$32,521	$207,193
Products and services transferred over time	63,458	7,092	70,550
Total Sales	$238,130	$39,613	$277,743

	Three Months Ended June 30, 2024
	New Business	After Sales	Total
Primary geographical markets
North America	$141,721	$10,830	$152,551
Europe and ROW	89,242	24,686	113,928
Total Sales	$230,963	$35,516	$266,479

Timing of revenue recognition
Products transferred at a point in time	$172,588	$30,524	$203,112
Products and services transferred over time	58,375	4,992	63,367
Total Sales	$230,963	$35,516	$266,479

Index
	Six Months Ended June 30, 2025
	New Business	After Sales	Total
Primary geographical markets
North America	$265,132	$28,403	$293,535
Europe and ROW	175,906	57,488	233,394
Total Sales	$441,038	$85,891	$526,929

Timing of revenue recognition
Products transferred at a point in time	$316,041	$73,244	$398,285
Products and services transferred over time	124,997	12,647	137,644
Total Sales	$441,038	$85,891	$526,929

	Six Months Ended June 30, 2024
	New Business	After Sales	Total
Primary geographical markets
North America	$270,459	$27,059	$297,518
Europe and ROW	173,383	54,379	227,762
Total Sales	$443,842	$81,438	$525,280

Timing of revenue recognition
Products transferred at a point in time	$327,631	$71,240	$398,871
Products and services transferred over time	116,211	10,198	126,409
Total Sales	$443,842	$81,438	$525,280

NOTE 3 – INVENTORIES
Inventories are summarized as follows:
	June 30, 2025	December 31, 2024
Finished goods	$140,938	$105,481
Work in process	61,859	34,334
Raw materials and purchased components	94,737	91,584
Total Inventories	$297,534	$231,399

Index
NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:
	June 30, 2025	December 31, 2024
Land and Building	$75,644	$69,119
Technical installation and machinery	55,761	53,851
Plant and office equipment	48,392	44,395
Assets under construction	5,735	2,346
Subtotal	185,532	169,711
Less: accumulated depreciation	(113,214)	(101,064)
Total Property, plant and equipment, net	$72,318	$68,647

The Company recorded depreciation expense of $2,589 and $2,105 during the three months ended June 30, 2025 and 2024, respectively, and $5,434 and $4,951 during the six months ended June 30, 2025, and 2024, respectively.

NOTE 5 – LEASES

The Company has both operating and finance leases for land, buildings, machinery, vehicles and certain equipment. Our leases have remaining lease terms of 1 to 25 years, some of which include options to extend the lease agreements for up to 12 years. Our leases do not contain residual value guarantees. As of June 30, 2025, and December 31, 2024, assets recorded under finance leases were immaterial.

Operating lease expenses are classified as cost of products sold and selling, general and administrative on the Consolidated Statements of Operations. The components of lease expense were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating leases	$4,221	$3,186	$7,673	$6,273
Finance leases
Amortization of right of use assets	138	112	260	215
Interest on lease liabilities	11	9	20	17
Short-term leases	18	64	79	90
Variable lease expense	118	145	238	289
Sublease income	(407)	(199)	(780)	(404)
Total lease expense	$4,099	$3,317	$7,490	$6,480

The weighted average remaining lease term and weighted average discount rate were as follows:
	June 30,
	2025	2024
Weighted average remaining lease term (in years)
Finance leases	3	3
Operating leases	13	13

Weighted average discount rate
Finance leases	2.21%	1.40%
Operating leases	5.15%	5.44%

Index
Supplemental cash flow information related to leases was as follows:
	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - Financing cash flows	$534	$457
Finance leases - Operating cash flows	20	17
Operating leases - Operating cash flows	7,582	5,950

Right of use assets obtained in exchange for lease obligations:
Operating leases	31,139	3,593
Finance leases	205	212
	$31,344	$3,805

Maturities of lease liabilities as of June 30, 2025, are as follows:
Years ending December 31:	Finance	Operating
2025(1)	$562	$7,922
2026	807	14,241
2027	213	10,564
2028	206	9,372
2029	197	8,720
2030	71	8,475
Thereafter	6	72,335
Total lease payments	2,062	131,629
Less: imputed interest	91	39,483
Total lease liabilities	$1,971	$92,146

(1) Excluding the six months ended June 30, 2025.

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

Our income tax expense (benefit) was $(890) and $3,131 for the three months ended June 30, 2025, and 2024, respectively. The tax expense represented a 27.7% and 27.7% effective tax rate for the three months ended June 30, 2025, and 2024, respectively. Income tax expense (benefit) was $(103) and $7,102 for six months ended June 30, 2025 and 2024, respectively. The tax expense represented a 28.4% effective tax rate and 29.5% effective tax rate for the six months ended June 30, 2025 and 2024, respectively.

There were neither unusual or infrequent items, nor significant changes of income tax contingencies and also no revised judgments on the realizability of beginning-of-the-year deferred tax assets that had a material impact on the income tax expense for the periods presented.

On July 4, 2025, the United States enacted the One Big Beautiful Bill Act of 2025 (“OBBBA”) into law. The OBBBA includes provisions allowing accelerated tax deductions for qualified property and research expenditures and limitations on business interest deductions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others being implemented through 2027. We are currently evaluating the impact of the OBBBA on our consolidated financial statements and disclosures.

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

Changes in the warranty liability are summarized below:
	Six Months Ended June 30,
	2025	2024
Balance of warranty liability, beginning of period	$10,206	$8,022
Accruals for current period sales	2,778	2,485
Cash settlements	(968)	(896)
Changes in liability for pre-existing warranties	(18)	(17)
Translation adjustment	978	(279)
Balance of warranty liability, end of period	$12,976	$9,315

Long-term warranty provision amounting to $2,040 and $812 as of June 30, 2025 and 2024, respectively is included within the Other non-current liabilities in the Condensed Consolidated Balance Sheets.

Chassis Pool Agreements

As of June 30, 2025, and December 31, 2024, chassis consigned inventory was approximately $60,210 and $36,573 respectively. The Company incurred $155 and $243 of interest expense related to the chassis on hand during the three months ended June 30, 2025 and 2024, respectively, and $464 and $941 during the six months ended June 30, 2025 and 2024, respectively. For additional information regarding our chassis pool agreements refer to our audited consolidated financial statements and footnotes included in our Form S-4.

Index
NOTE 8 – DEFINED BENEFIT PENSION PLANS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service cost	$664	$624	$1,271	$1,264
Interest cost	423	471	811	954
Interest income	(1,156)	(944)	(2,214)	(1,912)
Amortization of net gain	(249)	(265)	(476)	(537)
Administrative expenses	48	55	92	111
Total Benefit cost	$(270)	$(59)	$(516)	$(120)

The components of net periodic pension and other postretirement cost, other than service cost, are included in Other income (expense) in our Condensed Consolidated Statements of Operations.

Investments measured at Net Asset Value (NAV) as of June 30, 2025 and December 31, 2024 are as follows:
	June 30,	December 31,
	2025	2024
Real estate collective funds	$45,346	$39,773
Total Investments at Fair Value	$45,346	$39,773
Total Plan Assets	173,602	152,173

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

Index
NOTE 9 – DEBT

Debt consists of the following:
	June 30, 2025	December 31, 2024
Revolving credit facility, due 2026	$184,222	$152,787
Term loan:
Facility A, due 2026	23,440	20,778
Facility B, due 2026	40,000	40,000
Facility C, due 2026	123,522	119,715
Shareholder loan	58,845	51,982
Bilateral credit lines	21,096	-
Mortgage loan	10,187	10,348
Finance lease obligations	1,971	2,003
Other local credit lines	4,672	2,240
Total debt	467,955	399,853
Less current portion of long-term debt	(26,973)	(23,259)
Total long-term debt	$440,982	$376,594

Term Loan

In November 2021, the Company entered a syndicated loan agreement with various banks for financing acquisitions. The term loan is split into the following facilities:

Facility A - A senior amortizing term loan facility with a total commitment of EUR 45,000 ($52,740).

Facility B - A senior amortizing term loan facility with a total commitment of $60,000.

Facility C - A senior non-amortizing term loan facility with a total commitment of $90,000 and EUR 28,602 ($33,522).

The interest rate is variable defined based on EURIBOR (EUR) compounded with SOFR (USD) plus a given interest margin. The average interest margin of Facility A and B was 2.134% and 2.200% for the three months ended June 30, 2025 and 2024, respectively, and 2.183% and 2.400% during the six months ended June 30, 2025 and 2024, respectively. The average interest rate margin for Facility C was 2.674% and 2.700% for three months ended June 30, 2025 and 2024, respectively, and 2.675% and 2.900% during the six months ended June 30, 2025 and 2024, respectively. Debt issuance costs of $1,417 as of June 30, 2025, and $2,219 as of December 31, 2024, are deferred and amortized based on the effective interest method. The Company is committed to fulfill certain financial covenants throughout the credit contract period. As of June 30, 2025, and December 31, 2024, the Company was in compliance with all covenants.

Revolving Credit Facility Commitment

The aggregate of the Revolving Credit Facility Commitment is EUR 165,000 ($193,380) which is primarily used for refinancing existing debt obligations, excluding those related to Facility A. In addition, the Revolving Credit Facility supports the broader financial needs of the Company, including general corporate purposes and working capital requirements, as well as funding permissible acquisitions aligned with the Company’s strategic objectives.

Bilateral Credit Lines

In addition to the syndicated loan agreement, the Company has bilateral credit lines with two banks with a total commitment of EUR 12,500 ($14,650) each. The average interest margin has been 2.269% for the three months ended June 30, 2025 and 2.622% for the six months ended June 30, 2025.
New Credit Facilities Agreement

On March 10, 2025, the Company entered into a syndicated $600,000 credit facilities agreement (“New Credit Facilities Agreement”) consisting of a multicurrency senior secured amortizing term loan facility in an aggregate principal amount of up to $350,000 (Facility A) and a multicurrency senior secured revolving loan facility in an aggregate principal amount of up to $250,000 (Revolving Facility). With the closing of the Merger on July 1, 2025, the New Credit Facilities Agreement became effective. As of June 30, 2025 fees paid in advance of $2,445 have been deferred as prepaid expenses upon the issuance of debt.

Index
Shareholder loans

As of June 30, 2025, and December 31, 2024, there were subordinated shareholder loans totaling CHF 13,563 (2025: $17,006, 2024: $14,970) and EUR 15,000 (2025: $17,580, 2024: $15,584) from PCS Holding AG, as well as CHF 10,000 (2025: $12,539, 2024: $11,038) and EUR 10,000 (2025: $11,720, 2024: $10,390) from Gebuka AG. The loans are originally granted for a fixed term, but the term will be extended if the loan agreement is not terminated 90 days prior to the end date or if an extension agreement is signed. The change in the loan balance as of June 30, 2025 and December 31, 2024, is solely due to foreign exchange rate fluctuations. These shareholder loans were renewed and amended in connection with the New Credit Facilities Agreement and survived the Closing.

The Company has mortgage loans related to the expansion of its plant in Chilton, Wisconsin of $10,187 as of June 30, 2025, and $10,348 as of December 31, 2024.

Off-balance sheet arrangements

The contingent liabilities include guarantees (“performance bonds”) amounting to $15,211 and $13,202 as of June 30, 2025 and December 31, 2024, respectively. Through the normal course of bidding for and executing certain projects, the Company has entered into bid/performance bonds and surety bonds (collectively “performance bonds”) with various financial institutions. Customers can draw on such performance bonds if the Company does not fulfil its contractual obligations. If a performance bond is drawn, the Company would have an obligation to reimburse the financial institution for amounts paid. There have been no significant amounts reimbursed to financial institutions under these types of arrangements for the six months ended June 30, 2025 and 2024.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of AOCI, net of tax are as follows:
	June 30, 2025	June 30, 2024
Foreign currency translation adjustments	$9,419	$7,854
Pension benefits	25,857	21,648
Total accumulated other comprehensive income	$35,276	$29,502

NOTE 11 – STOCK BASED COMPENSATION AND EQUITY

2025 Restricted Stock – Retention Awards

On June 24, 2025, the company granted 250,000 equity classified restricted stock awards (“2025 Restricted Stock Awards”) with a grant date fair value of $11.72 that cliff vest three years from the grant date. In addition, vesting of the 2025 Restricted Stock Awards is contingent on a performance condition related to the closing of the Merger. As of the end of the period, the Merger was not completed, so the performance condition was not probable. As such, no cost was recognized in the period for the 2025 Restricted Stock Awards. The 2025 Restricted Stock Awards units will be anti-dilutive in the calculation of potential common shares in future filings once the shares are issued.

NOTE 12 – SEGMENTS

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

The CODM evaluates the performance of their reportable segments based on Segment Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which is defined as net income before interest, taxes, depreciation, and amortization, further adjusted for foreign exchange gains and losses on external debt, restructuring and other related expenses, transaction related expenses, bargain purchase gains on acquisitions, changes in repurchase liabilities for Aebi Schmidt’s employee share plan, non-service cost related pension expenses, legacy legal matters, sales executive transition costs, changes in provisions for contingencies, and other non-recurring items.

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

Index
Sales and other financial information by reportable segment for the three months ended June 30, 2025, and June 30, 2024, are as follows:

	Three Months Ended June 30, 2025
	Segment
	North America	Europe and ROW	Total
New Business	$134,876	$103,254	$238,130
After Sales	11,368	28,245	39,613
Segment sales	$146,244	$131,499	$277,743

Depreciation and amortization expense	$4,807	$1,619	$6,426
Segment assets	$742,711	$476,143	$1,218,854
Capital expenditures	$1,263	$841	$2,104

	Three Months Ended June 30, 2024
	Segment
	North America	Europe and ROW	Total
New Business	$141,721	$89,242	$230,963
After Sales	10,830	24,686	35,516
Segment sales	$152,551	$113,928	$266,479

Depreciation and amortization expense	$4,642	$1,818	$6,460
Segment assets	$722,691	$404,282	$1,126,973
Capital expenditures	$805	$1,540	$2,345

Segment Adjusted EBITDA is as follows:
	Three Month Ended June 30, 2025		Three Month Ended June 30, 2024
	North America	Europe and ROW	North America	Europe and ROW
Sales	$146,244	$131,499	$152,551	$113,928
Cost of products sold	115,286	105,625	121,970	87,127
Research and development	604	4,828	766	3,870
Selling, general and administrative	16,153	17,421	12,385	17,415
Other segment items(1)	(1,823)	(1,644)	(1,231)	(1,753)
Segment Adjusted EBITDA	$16,024	$5,269	$18,661	$7,269

(1)
Other segment items include, other operating income and expenses, other income and expenses, depreciation and amortization, transaction related expenses, non-service cost related pension expense and legacy plan, foreign exchange gain on external debts and other non-recurring.

Index
The reconciliation of total Segment Adjusted EBITDA to Income before income taxes as follows:

	Three Months Ended June 30,
	2025	2024
Total Segment Adjusted EBITDA	$21,293	$25,930
Interest expense	(9,303)	(8,465)
Foreign exchange losses on external debt	(2,600)	(141)
Depreciation and amortization	(6,426)	(6,460)
Restructuring and other related expenses	(393)	-
Transaction related expenses	(6,065)	-
Settlement of acquisition	(456)	-
Pension related income, net	1,025	628
Legal matters	(586)	(235)
Sales executive transition	-	(113)
Change in provision for contingencies	329	202
Other non-operating one-off items	(30)	(28)
Income (loss) before income taxes	$(3,212)	$11,318

Sales and other financial information by reportable segment for the six months ended June 30, 2025, and June 30, 2024, are as follows:

	Six Months Ended June 30, 2025
	Segment
	North America	Europe and ROW	Total
New Business	$265,132	$175,906	$441,038
After Sales	28,403	57,488	85,891
Segment sales	$293,535	$233,394	$526,929

Depreciation and amortization expense	$9,946	$3,105	$13,051
Segment assets	$742,711	$476,143	$1,218,854
Capital expenditures	$3,420	$1,804	$5,224

	Six Months Ended June 30, 2024
	Segment
	North America	Europe and ROW	Total
New Business	$270,459	$173,383	$443,842
After Sales	27,059	54,379	81,438
Segment sales	$297,518	$227,762	$525,280

Depreciation and amortization expense	$9,765	$3,062	$12,827
Segment assets	$722,691	$404,282	$1,126,973
Capital expenditures	$2,329	$4,087	$6,416

Index
Segment Adjusted EBITDA is as follows:

	Six Month Ended June 30, 2025		Six Month Ended June 30, 2024
	North America	Europe and ROW	North America	Europe and ROW
Sales	$293,535	$233,394	$297,518	$227,762
Cost of products sold	232,195	184,596	237,257	172,117
Research and development	1,205	8,854	1,492	8,861
Selling, general and administrative	28,687	35,611	24,918	33,600
Other segment items(1)	(3,612)	(3,177)	(2,459)	(2,572)
Segment Adjusted EBITDA	$35,060	$7,510	$36,310	$15,756

(1)
Other segment items include, other operating income and expenses, other income and expenses, depreciation and amortization, transaction related expenses, non-service cost related pension expense and legacy plan, foreign exchange gain on external debts and other non-recurring.

The reconciliation of total Segment Adjusted EBITDA to Income before income taxes as follows:

	Six Months Ended June 30,
	2025	2024
Total Segment Adjusted EBITDA	$42,570	$52,066
Interest expense	(15,806)	(17,577)
Foreign exchange gains/losses on external debt	(3,582)	2,154
Depreciation and amortization	(13,051)	(12,827)
Restructuring and other related expenses	(767)	-
Transaction related expenses	(10,708)	-
Settlement of acquisition	(868)	-
Pension related income, net	1,954	1,256
Legal matters	(586)	(518)
Sales executive transition	-	(113)
Change in provision for contingencies	539	(348)
Other non-operating one-off items	(58)	(57)
Income (loss) before income taxes	$(363)	$24,036

The following table presents sales disaggregated by geography which exceed 10% of total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Switzerland	$13,541	$15,292	$24,746	$29,240
U.S.	139,739	141,902	274,187	278,174
Other	124,463	109,285	227,996	217,866
Total sales	$277,743	$266,479	$526,929	$525,280

Index
NOTE 13 – SUBSEQUENT EVENTS

Business Combination with Shyft

On July 1, 2025 (“Acquisition Date”), the Company closed on the acquisition of all outstanding stock of Shyft, a niche market leader in specialty vehicle manufacturing and assembly for the commercial and recreational vehicle industries, pursuant to the Merger Agreement. For further information regarding the Merger please refer to Note 1.

The Company acquired 100% of Shyft’s voting equity interests, with the primary motivations being to enhance the Company’s product offerings in specialty vehicle solutions, expand market share in North America, and leverage Shyft’s innovative design and manufacturing capabilities. Shyft will expand the Company’s ability to provide customized vehicle solutions, including walk-in vans, truck bodies, and luxury Class A diesel motorhome custom chassis to a diverse clientele, including commercial users, original equipment manufacturers, dealers, and governmental entities, thereby providing a diversified portfolio that mitigates risk across various market cycles.

The preliminary total consideration transferred was approximately $442,460. The Company will record the assets acquired and liabilities assumed at their fair values as of the Acquisition Date. Due to the limited amount of time since the closing of the Merger, the initial purchase accounting for the Merger has yet to be completed, including determining the fair value, as of the Acquisition Date, of recognized and previously unrecognized assets and liabilities. Shyft was headquartered in Novi, Michigan, and will be integrated into the North America Segment. Shyft’s annual sales in 2024 were $786,176. We will provide additional disclosures for the initial purchase accounting of Shyft in our future filings.

The Company (i) issued and delivered to Shyft shareholders an aggregate of 36,350,634 shares of Aebi Schmidt Common Stock at $12.06 per share, (ii) paid to Shyft fractional shareholders an aggregate amount in cash equal to $2 (the “Cash Consideration”) and (iii) replaced Shyft equity awards amounting to $4,224 that are allocated to consideration transferred as they relate to the pre-acquisition period. The $438,234 of common stock was entirely comprised of Aebi Schmidt Common Stock, par value $1.00.

Acquisition costs in connection with the Merger incurred by the Company include acquisition-related legal and other professional fees in the total amount of $15,112 as of the Acquisition Date, which are recognized as $4,404 in the income statement for the year ended December 31, 2024 and $10,708 and $6,065 in the income statement for the six and three months ended June 30, 2025, respectively.

New Credit Facilities Agreement

With the closing of the Merger, the New Credit Facilities Agreement became effective and new debt of $572,050 has been obtained on July 1, 2025. The proceeds were utilized to fully repay the Revolving Credit Facility, Term Loan and Bilateral Credit Lines of the Company as well as the Revolving Credit Facility of Shyft ($120,000). For further information regarding the New Credit Facilities Agreement please refer to Note 9.

Litigation Relating to the Merger
On May 27 and May 28, 2025, Shyft was notified of two complaints filed with the Supreme Court of the State of New York by purported shareholders. The complaints allege that the Proxy Statement was materially incomplete due to certain misrepresentations and omissions, violating the New York State common law. The complaints name Shyft and its directors as defendants and seek, among other relief, and seek an injunction against the consummation of the Merger.

On July 25, 2025, the Combined Company reached an agreement to resolve the litigation filed by the purported shareholders in the Supreme Court of the State of New York. The agreement fully resolves all claims related to the matter without any admission of liability by the Company. As of June 30, 2025 the Company accrued a liability for this litigation. The financial impact of the agreement is not expected to have a material effect on the Company’s consolidated financial statements.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis of the financial condition and results of operations of Aebi Schmidt should be read together with Aebi Schmidt’s unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. Unless the context requires otherwise, references to “Aebi Schmidt” in this section of the Quarterly Report refer to Aebi Schmidt and its consolidated subsidiaries. The information presented herein is based on management’s perspective of Aebi Schmidt’s results of operations. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of Aebi Schmidt’s control. Aebi Schmidt’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the section entitled following the cover page to this Quarterly Report entitled “Forward-Looking Statements”, and Part II, Item 1A of this Quarterly Report (“Risk Factors”).

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

Aebi Schmidt operates in two reportable segments, which consist of (i) North America, and (ii) Europe including the rest of the world (collectively referred to as “Europe and the Rest of the World”). Operating results for the three months ended and six months ended June 30, 2025 are not necessarily indicative of the results we may achieve for the full year ending December 31, 2025.

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

Recent Developments

Business Combination with Shyft

On July 1, 2025 (“Acquisition Date”), Aebi Schmidt (“Acquirer”) acquired 100% of the outstanding equity interests of Shyft (“Acquiree”), a niche market leader in specialty vehicle manufacturing and assembly for the commercial and recreational vehicle industries, through a merger (the “Merger”). The Merger involved 100% of the voting equity interests of Shyft, with the primary reasons for the combination being to enhance the Company’s product offerings in specialty vehicle solutions, develop the Company’s market share in North America, as well as to leverage Shyft’s innovative design and manufacturing capabilities.

Index
The Merger was accounted for as a business combination in accordance with U.S. GAAP, with Aebi Schmidt treated as the legal and accounting acquirer and Shyft as the legal and accounting acquiree for financial reporting purposes. As a result of the Shyft acquisition, Aebi Schmidt expects to benefit from continued operational efficiency and cash flow generation from the Combined Company’s full suite of offerings, scaled platform, and expanded portfolio. The acquisition will facilitate Aebi Schmidt’s growth plans, including strengthening its financial profile and delivering significant value for its shareholders by unlocking synergies between Shyft and Aebi Schmidt.

Key Performance Indicators

Aebi Schmidt reviews the following key performance indicators on a regular basis in order to evaluate the financial and operating performance of its business, identify trends affecting its performance, prepare financial projections, and make strategic decisions. Aebi Schmidt’s key performance indicators are not based on any standardized industry methodology and are not necessarily calculated in the same manner or comparable to similarly titled measures presented by other companies. Similarly, Aebi Schmidt’s key metrics may differ from estimates published by third parties or from similarly titled metrics of its competitors due to differences in methodology. The numbers that Aebi Schmidt uses to calculate its key performance indicators are based on internal data. While these numbers are based on what Aebi Schmidt believes to be reasonable judgments and estimates for the applicable period of measurement, there are inherent challenges in measuring usage and engagement. Increases or decreases in Aebi Schmidt’s key performance indicators may not correspond with increases or decreases in its revenue. Aebi Schmidt regularly reviews and may adjust its processes for calculating its internal metrics to improve their accuracy. In addition to the key performance indicators summarized below, Aebi Schmidt also evaluates certain non-GAAP financial measures (i.e. Adjusted EBITDA and Adjusted EBITDA margin), which are further summarized in the Non-GAAP Financial Measures section below.

The following table presents a summary of Aebi Schmidt’s key performance indicators for the six months ended June 30, 2025, and June 30, 2024.

	Six Months Ended June 30,
(in thousands, except percentages)	2025	2024
Sales	$ 526,929	$525,280
Net (loss) income	(260)	16,934
Net (loss) income margin	(0.04)%	3.2%
Adjusted EBITDA(1)	42,570	52,066
Adjusted EBITDA margin(1)	8.1%	9.9%
Net cash used in operating activities	(21,216)	(7,145)

(1)
Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. See the section titled “Non-GAAP Financial Measures” below for the definitions of these measures and the reconciliations to the most directly comparable U.S. GAAP financial measure.

Index
Results of Operations

Three months ended June 30, 2025 compared with three months ended June 30, 2024

Results for Aebi Schmidt for the three months ended June 30, 2025, compared to results for the three months ended June 30, 2024.

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change

Sales	$277,743	$266,479	$11,264	4.2%
Cost of products sold	220,911	209,097	11,814	6%
Gross profit	56,832	57,382	(550)	(1)%
Operating expenses:
Research and development	5,432	4,636	796	17%
Selling, general and administrative	33,574	29,800	3,774	13%
Amortization of purchased intangibles	3,574	3,516	58	2%
Other operating (income) expense	393	56	337	602%
Total operating expenses	42,973	38,008	4,965	13%
Operating income	13,859	19,374	(5,515)	(28)%
Other income (expense):
Interest expense	(9,303)	(8,465)	(838)	10%
Other income (expense)	(7,768)	409	(8,177)	n.m.
Total other income (expense)	(17,071)	(8,056)	(9,015)	112%
Income from continuing operations before income taxes	(3,212)	11,318	(14,530)	(128)%
Income tax expense (benefit)	(890)	3,131	(4,021)	(128)%
Net income	(2,322)	8,187	(10,509)	(128)%
Less: Net income attributable to non-controlling interest	(12)	21	(33)	n.m.
Net income attributable to Aebi Schmidt Holding AG	$(2,310)	$8,166	$(10,476)	(128)%
n.m. – not meaningful

Sales

Sales increased by $11.3 million, or 4%, to $277.7 million in the three months ended June 30, 2025, from $266.5 million in the three months ended June 30, 2024. The increase in sales was primarily driven by an increase in gross new business sales of $10.0 million and an increase in gross after sales of $7.7 million.  The increase in sales was partially offset by an increase in sales deductions related to new business sales and after sales of $2.9 million and $3.6 million, respectively.

Cost of products sold

Cost of products sold increased by $11.8 million, or 6%, to $220.9 million in the three months ended June 30, 2025, from $209.1 million in the three months ended June 30, 2024. The increase in cost of products sold was driven by an increase of $7.6 million in costs related to new business sales, an increase of $3.2 million in costs related to after sales, and an increase of $1.1 million in other costs. This was partially offset by a decrease in under-absorption costs of $1.8 million due to lower overhead costs incurred compared to the prior period.

Research and development expense

Research and development expense increased by $0.8 million, or 17%, to $5.4 million in the three months ended June 30, 2025, from $4.6 million in the three months ended June 30, 2024 driven by slightly lower expenses incurred with respect to development of new products.

Selling, general and administrative expense

Selling, general and administrative expense increased by $3.8 million, or 13%, to $33.6 million in the three months ended June 30, 2025, from $29.8 million in the three months ended June 30, 2024. The increase in selling, general and administrative expense was primarily driven by increases in administrative costs related to management, human resources, finance, IT, and other functions of $3.0 million, partially due to additional costs incurred as a public company.

Index
Amortization of purchased intangibles

Amortization of purchased intangibles increased by $0.1 million, or 2%, to $3.6 million in the three months ended June 30, 2025, from $3.5 million in the three months ended June 30, 2024.

Other operating (income) expense

Other operating expense increased by $0.3 million, or 602%, to $0.4 million in the three months ended June 30, 2025, from other operating expense of $0.1 million in the three months ended June 30, 2024. The increase in other operating expense was primarily driven by an increase of foreign exchange losses of $0.5 million, and the increase was partially offset by a decrease of $0.2 million in other operating expense.

Interest expense

Interest expense increased by $0.8 million, or 10%, to $9.3 million in the three months ended June 30, 2025, from $8.5 million in the three months ended June 30, 2024. The increase in interest expense was primarily driven by an increase in costs due to refinancing of $2.9 million, partially offset by a decrease in interest of $2.1 million due to lower interest rates on our term loans compared to prior periods.

Other income (expense)

Other expense increased by $8.2 million to $7.8 million in the three months ended June 30, 2025, from other income of $0.4 million in the three months ended June 30, 2024. The increase in other expense was driven by an increase in net foreign exchange losses on financial positions of $2.5 million and an increase in other expenses of $5.9 million related to acquisition-related legal and professional fees incurred as part of our acquisition of Shyft.

Income tax expense (benefit)

Income tax benefit increased by $4.0 million, or 128%, to $0.9 million in the three months ended June 30, 2025, from income tax expenses of $3.1 million in the three months ended June 30, 2024. The decrease in income tax expense was primarily driven by a decrease in current income taxes of $5.6 million due to lower taxable income in the three months ended June 30, 2025. The increase was partially offset by a lowered deferred tax benefit of $1.5 million.

Six months ended June 30, 2025 compared with six months ended June 30, 2024

Results for Aebi Schmidt for the six months ended June 30, 2025, compared to results for the six months ended June 30, 2024.

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change

Sales	$526,929	$ 525,280	$1,649	0.3%
Cost of products sold	416,791	409,374	7,417	2%
Gross profit	110,138	115,906	(5,768)	(5)%
Operating expenses:
Research and development	10,059	10,353	(294)	(3)%
Selling, general and administrative	64,298	58,518	5,780	10%
Amortization of purchased intangibles	7,148	7,032	116	2%
Other operating (income) expense	380	554	(174)	(31)%
Total operating expenses	81,885	76,457	5,428	7%
Operating income	28,253	39,449	(11,196)	(28)%
Other income (expense):
Interest expense	(15,806)	(17,577)	1,771	(10)%
Other income (expense)	(12,810)	2,164	(14,974)	(692)%
Total other income (expense)	(28,616)	(15,413)	(13,203)	86%
Income from continuing operations before income taxes	(363)	24,036	(24,399)	(102)%
Income tax expense (benefit)	(103)	7,102	(7,205)	(101)%
Net income	(260)	16,934	(17,194)	(102)%
Less: Net income attributable to non-controlling interest	(25)	23	(48)	n.m.
Net income attributable to Aebi Schmidt Holding AG	$(235)	$16,911	$ (17,146)	(101)%
n.m. – not meaningful

Index
Sales

Sales increased by $1.6 million, or 0.3%, to $526.9 million in the six months ended June 30, 2025, from $525.3 million in the six months ended June 30, 2024. The increase in sales was primarily driven by an increase in gross after sales of $9.1 million, net of sales deductions related to after sales of $4.6 million. The increase was partially offset by a decrease in gross new business sales of $5.7 million, net of sales deductions related to new business sales of $2.9 million.

Cost of products sold

Cost of products sold increased by $7.4 million, or 2%, to $416.8 million in the six months ended June 30, 2025, from $409.4 million in the six months ended June 30, 2024. The increase in cost of products sold was driven by an increase of $1.6 million in costs related to new business sales and an increase of $4.5 million in costs related to after sales. This was partially offset by a decrease of $2.0 million in under-absorption costs due to lower overhead costs during the six months ended June 30, 2025.

Research and development expense

Research and development expense decreased by $0.3 million, or 3%, to $10.1 million in the six months ended June 30, 2025, from $10.4 million in the six months ended June 30, 2024. The decrease in research and development expense was primarily driven by slightly lower expenses incurred with respect to development of new products.

Selling, general and administrative expense

Selling, general and administrative expense increased by $5.8 million, or 10%, to $64.3 million in the six months ended June 30, 2025, from $58.5 million in the six months ended June 30, 2024. The increase in selling, general and administrative expense was driven by increases in finance expenses of $2.1 million, other general and administrative costs of $1.5 million and management costs of $1.1 million partially due to additional costs incurred as a public company. The increase was partially offset by a decrease in product management and purchasing costs of $0.4 million.

Amortization of purchased intangibles

Amortization of purchased intangibles increased by $0.1 million, or 2%, to $7.1 million in the six months ended June 30, 2025, from $7.0 million in the six months ended June 30, 2024.

Index
Other operating (income) expense

Other operating expense decreased by $0.2 million, or 31%, to $0.4 million in the six months ended June 30, 2025, from other operating expense of $0.6 million in the six months ended June 30, 2024. The decrease in other operating expense was driven by an increase of $0.2 million of other operating income and a decrease of $0.1 million in other operating expense due to an increase of foreign exchange losses and changes in the balances of other provisions.

Interest expense

Interest expense decreased by $1.7 million, or 10%, to $15.8 million in the six months ended June 30, 2025, from $17.6 million in the six months ended June 30, 2024. The decrease in interest expense was primarily driven by a decrease in interest of $4.4 million due to lower interest rates on our term loans and partially offset by an increase in costs paid for refinancing of $2.9 million.

Other income (expense)

Other expense increased by $15.0 million, or 692%, to $12.8 million in the six months ended June 30, 2025, from other income of $2.2 million in the six months ended June 30, 2024. The increase in other expense was driven by an increase in net foreign exchange losses on financial positions of $5.7 million and an increase in other expenses of $10.5 million related to acquisition-related legal and other professional fees incurred as part of our acquisition of Shyft. The increase in other expense was partially offset by an increase of other income of $0.9 million related to unusual and non-recurring transactions.

Income tax expense (benefit)

Income tax expense decreased by $7.2 million, or 101%, to a benefit of $0.1 million in the six months ended June 30, 2025, from an expense of $7.1 million in the six months ended June 30, 2024. The decrease in income tax expense was primarily driven by a decrease in current income taxes of $10.5 million due to lower taxable income. The increase was partially offset by a lower deferred tax benefit of $3.5 million.

Segment Results of Operations

Aebi Schmidt operates its business as two reportable segments: (i) North America and (ii) Europe including the Rest of the World. Both segments operate separately with limited cross-selling activities. The information below includes Sales and Adjusted EBITDA by reportable segment, consistent with information presented for financial reporting purposes in Note 12 – Segments to Aebi Schmidt’s unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Three months ended June 30, 2025 compared with three months ended June 30, 2024

	For the Three Months Ended June 30, 2025
(in thousands)	North America	Europe and the Rest of the World	Total
Segment sales	$146,244	$131,499	$277,743
Segment Adjusted EBITDA	$16,024	$5,269	$21,293

Index
	For the Three Months Ended June 30, 2024
	North America	Europe and the Rest of the World	Total
Segment sales	$152,551	$113,928	$266,479
Segment Adjusted EBITDA	$18,661	$7,269	$25,930

North America

Sales for Aebi Schmidt’s North America segment decreased by $6.3 million, or 4.1%, to $146.2 million in the three months ended June 30, 2025, from $152.6 million in the three months ended June 30, 2024. The decrease in sales was primarily driven by lower sales of new products of $6.9 million, net of increases in after sales of $0.5 million.

Adjusted EBITDA for Aebi Schmidt’s North America segment decreased by $2.6 million, or 14.1%, to $16.0 million for the three months ended June 30, 2025, from $18.7 million for the three months ended June 30, 2024. The decrease in Adjusted EBITDA was primarily driven by an increase in sales and administrative expenses of $3.8 million which was offset by an increase of gross margin of $0.4 million and a decrease in other operating income and other expenses of $0.3 million.

Europe and the Rest of the World

Sales for Aebi Schmidt’s Europe and the Rest of the World segment increased by $17.6 million, or 15.4%, to $131.5 million in the three months ended June 30, 2025, from $113.9 million in the three months ended June 30, 2024. The increase in sales was driven by an increase in sales of new products of $14.0 million and an increase in after sales of $3.6 million.

Adjusted EBITDA for Aebi Schmidt’s Europe and the Rest of the World segment decreased by $2.0 million, or 27.5%, to $5.3 million in the three months ended June 30, 2025, from $7.3 million in the three months ended June 30, 2024. The decrease in Adjusted EBITDA was driven by a decrease in gross margin of $1.0 million and an increase of R&D expenses of $1.0 million.

Six months ended June 30, 2025 compared with six months ended June 30, 2024

	For the Six Months Ended June 30, 2025
(in thousands)	North America	Europe and the Rest of the World	Total
Segment sales	$293,535	$233,394	$526,929
Segment Adjusted EBITDA	$35,060	$7,510	$42,570

	For the Six Months Ended June 30, 2024
	North America	Europe and the Rest of the World	Total
Segment sales	$297,518	$227,792	$525,280
Segment Adjusted EBITDA	$36,310	$15,756	$52,066

Index
North America

Sales for Aebi Schmidt’s North America segment decreased by $4.0 million, or 1.3%, to $293.5 in the six months  ended June 30, 2025, from $297.5 million in the six months ended June 30, 2024. The decrease in sales was primarily driven by a decrease in sales of new products of $5.4 million which was offset by an increase in after sales of $1.3 million.

Adjusted EBITDA for Aebi Schmidt’s North America segment decreased by $1.3 million, or 3.4%, to $35.1 million for the six months ended June 30, 2025, from $36.3 million for the six months ended June 30, 2024. The decrease in Adjusted EBITDA was primarily driven by an increase in sales and administrative expenses of $3.8 million, which was offset by an increase in gross margin of $1.0 million and an increase of other items of $1.2 million.

Europe and the Rest of the World

Sales for Aebi Schmidt’s Europe and the Rest of the World segment increased by $5.6 million, or 2.5%, to $233.4 million in the six months ended June 30, 2025, from $227.8 million in the six months ended June 30, 2024. The increase in sales was driven by an increase in sales of new products of $2.5 million and an increase in after sales of 3.5 million.

Adjusted EBITDA for Aebi Schmidt’s Europe and the Rest of the World segment decreased by $8.2 million, or 52.3%, to $7.5 million in the six months ended June 30, 2025, from $15.8 million in the six months ended June 30, 2024. The decrease in Adjusted EBITDA was driven by a decrease in gross margin of $6.9 million, an increase in sales and administrative expenses of $2.0 million, which were offset by a positive impact of other items of $0.6 million.

Non-GAAP Financial Measures

Aebi Schmidt utilizes non-GAAP financial measures, Adjusted EBITDA and Adjusted EBITDA margin, to complement its U.S. GAAP reporting and to assist stakeholders in evaluating and comparing its financial and operational performance over multiple periods, identifying trends affecting its business, formulating business plans, and making strategic decisions. There can be no assurance that Aebi Schmidt will not modify the presentation of its non-GAAP financial measures in the future, and any such modification may be material.

Aebi Schmidt defines Adjusted EBITDA as net income before interest, taxes, depreciation, and amortization, further adjusted for foreign exchange gains and losses on external debt, restructuring and other related expenses, transaction related expenses, bargain purchase gains on acquisitions, changes in repurchase liabilities for Aebi Schmidt’s employee share plan, non-service cost related pension expenses, legacy legal matters, sales executive transition costs, changes in provisions for contingencies, and other non-recurring items. Aebi Schmidt defines Adjusted EBITDA margin as a ratio of Adjusted EBITDA as a percentage of sales. Management uses Adjusted EBITDA to assess Aebi Schmidt’s financial performance because it allows management and stakeholders to compare its operating performance on a consistent basis across periods by removing the effects of its capital structure (such as varying levels of interest expense and income), asset base (such as depreciation and amortization) and other items (such as non-recurring costs) that impact the comparability of financial results from period to period.

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

Index
	For the Six months ended June 30,
(in thousands, except percentages)	2025	2024
Net (loss) income	$(260)	$16,934
Adjusted for:
Income tax (benefit) expense	(103)	7,102
Interest expense	15,806	17,577
Foreign exchange (gain) / losses on external debt	3,582	(2,154)
Depreciation and amortization	13,051	12,827
Restructuring and other related expenses	767	—
Transaction related expenses	10,708	—
Settlement of acquisition	868	—
Pension related income, net	(1,954)	(1,256)
Legacy legal matters	586	518
Change in provision for contingencies	(539)	348
Other non-operating one-off items	58	57
Adjusted EBITDA	$42,570	$52,066
Sales	526,929	525,280
Net (Loss) Income Margin	(0.04)%	3.2%
Adjusted EBITDA Margin	8.1%	9.9%

Liquidity and Capital Resources

Aebi Schmidt’s primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs and debt service requirements. Aebi Schmidt’s principal sources of liquidity are cash flows from operating activities, the Revolving Credit Facility and other debt issuances, and existing cash balances of $63.6 million as of June 30, 2025. Aebi Schmidt actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash.

As of June 30, 2025, Aebi Schmidt had $297.1 million of net working capital (i.e., current assets minus current liabilities) compared to $281.5 million of net working capital as of June 30, 2024.

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

Cash Flows

Aebi Schmidt’s cash flows from operating, investing and financing activities, as reflected in the Aebi Schmidt Consolidated Statements of Cash Flows are summarized in the following table:
	For the Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Net cash used in operating activities	$ (21,216)	$(7,145)	$(14,071)	197%
Net cash used in investing activities	(4,545)	(6,377)	1,832	-29%
Net cash provided by financing activities	21,612	20,287	1,325	7%
Effect of exchange rate changes on cash and cash equivalents	2,555	(880)	3,435	-390%
Net increase (decrease) in cash and cash equivalents	(1,594)	5,885	(7,479)	-127%
Cash and cash equivalents at beginning of the period	65,173	42,698	22,475	53%
Cash and cash equivalents at end of the period	$ 63,579	$48,583	$14,996	31%

Index
Net cash used in operating activities

Net cash used in operating activities increased by $14.1 million, or 196%, to $21.2 million in the six months ended June 30, 2025, from $7.2 million in the six months ended June 30, 2024. The increase was primarily driven by a decrease in net income of $17.2 million, an increase of $16.6 million in inventory levels, and an increase of other assets and liabilities of $9.2 million. These increases were primarily offset by an increase in accounts payable of $23.4 million due to increased costs of production and purchases of raw materials. The increase in net cash used in operating activities was partially offset by a decrease in accounts receivable of 5.7 million, a decrease in deferred taxes of $5.3 million, and an increase in contract liabilities of $1.7 million.

Net cash used in investing activities

Net cash used in investing activities decreased by $1.8 million, or 29%, to $4.5 million in the six months ended June 30, 2025, from $6.4 million in the six months ended June 30, 2024. The decrease was primarily driven by a decrease in cash spent on purchases of property, plant, and equipment of $1.2 million and an increase in proceeds from the sale of property, plant, and equipment of $0.6 million.

Net cash provided by financing activities

Net cash provided by financing activities increased by $1.3 million, or 6%, to $21.6 million in the six months ended June 30, 2025, from $20.3 million in the six months ended June 30, 2024. The increase was primarily driven by an increase of $12.4 million in proceeds from long-term debt. The increase was partially offset by a decrease of $6.3 million in dividend payments and a decrease of $4.7 million in deferred payments related to Aebi Schmidt’s historical transactions.

Debt
In thousands	June 30,	December 31,
	2025	2024
Revolving credit facility, due 2026	$184,222	$152,787
Term loan
Facility A, due 2026	23,440	20,778
Facility B, due 2026	40,000	40,000
Facility C, due 2026	123,522	119,715
Shareholder loans	58,845	51,982
Bilateral credit lines	21,096	-
Mortgage loan	10,187	10,348
Finance lease obligations	1,971	2,003
Other local credit lines	4,672	2,240
Total debt	467,955	399,853
Less: current portion of long-term debt	(26,973)	(23,259)
Total long-term debt	$440,982	$376,594

Index
Term Loan

In November 2021, Aebi Schmidt entered a syndicated loan agreement with various banks for financing acquisitions. The term loan is split into the following facilities:

•	Total Facility A Commitments: A senior amortizing term loan facility with a total commitment of EUR 45.0 million ($52.7 million).

•	Total Facility B Commitments: A senior amortizing term loan facility with a total commitment of $60.0 million.

•	Total Facility C Commitments: A senior non-amortizing term loan facility with a total commitment of $90.0 million and EUR 28.6 million ($33.5 million).

The interest rate is variable defined based on EURIBOR (EUR) compounded with SOFR (USD) plus a given interest margin. The average interest margin of Facility A and B was 2.134% and 2.200% for the three months ended June 30, 2025, and 2024, respectively, and 2.183% and 2.400% during the six months ended June 30, 2025, and 2024, respectively. The average interest rate margin for Facility C was 2.674% and 2.700% for three months ended June 30, 2025, and 2024, respectively, and 2.675% and 2.900% during the six months ended June 30, 2025, and 2024, respectively. Debt issuance costs of $1.4 million as of June 30, 2025, and $2.2 million as of December 31, 2024, are deferred and amortized based on the effective interest method. Aebi Schmidt is committed to fulfill certain financial covenants throughout the credit contract period. As of June 30, 2025, and December 31, 2024, Aebi Schmidt was in compliance with all covenants.

Revolving Credit Facility Commitment

The aggregate of the Revolving Credit Facility Commitment is EUR 165.0 million ($193.4 million) which is primarily used for refinancing existing debt obligations, excluding those related to Facility A. In addition, the Revolving Credit Facility supports the broader financial needs of Aebi Schmidt, including general corporate purposes and working capital requirements, as well as funding permissible acquisitions aligned with Aebi Schmidt’s strategic objectives.

Bilateral credit lines

In addition to the syndicated loan agreement, Aebi Schmidt has bilateral credit lines with two banks with a total commitment of EUR 12.5 million ($14.7 million) each. The average interest margin has been 2.269% for the three months ended June 30, 2025, and 2.622% for the six months ended June 30, 2025.

New Credit Facilities Agreement

On March 10, 2025, Aebi Schmidt entered into a syndicated $600.0 million credit facilities agreement (“New Credit Facilities Agreement”) consisting of a multicurrency senior secured amortizing term loan facility in an aggregate principal amount of up to $350.0 million (Facility A) and a multicurrency senior secured revolving loan facility in an aggregate principal amount of up to $250.0 million (Revolving Facility). With the closing of the Merger on July 1, 2025, the New Credit Facilities Agreement became effective. As of June 30, 2025, fees paid in advance of $2.4 million have been deferred as prepaid expenses upon the issuance of debt.

Shareholder Loans

As of June 30, 2025, and December 31, 2024, there were subordinated shareholder loans totaling CHF 13.6 million (2025: $17.0 million, 2024: $15.0 million) and EUR 15.0 million (2025: $17.6 million, 2024: $15.6 million) from PCS Holding AG, as well as CHF 10.0 million (2025: $12.5 million, 2024: $11.0 million) and EUR 10.0 million (2025: $11.7 million 2024: $10.4 million) from Gebuka AG. The loans are originally granted for a fixed term, but the term will be extended if the loan agreement is not terminated 90 days prior to the end date or if an extension agreement is signed. The change in the loan balance as of June 30, 2025, and December 31, 2024, is solely due to foreign exchange rate fluctuations. These shareholder loans have been renewed and amended in connection with the New Credit Facilities Agreement and survived the Closing.

Aebi Schmidt has mortgage loans related to the expansion of the plant in Chilton Wisconsin US of $10.2 million as of June 30, 2025 and $10.3 million as of December 31, 2024.

Index
Contingent Liabilities

Changes in Aebi Schmidt’s warranty liability during the periods ended June 30, 2025, and 2024 were as follows:
(in thousands)	June 30, 2025	June 30, 2024
Balance of accrued warranty, beginning of period	$ 10,206	$8,022
Accruals for current period sales	2,778	2,485
Cash settlements	(968)	(896)
Changes in liability for pre-existing warranties	(18)	(17)
Translation adjustment	978	(279)
Balance of accrued warranty, end of period	$ 12,976	$9,315

Aebi Schmidt’s long-term warranty provisions amounting to $2.0 million and $0.8 million for the periods ended June 30, 2025 and 2024, respectively, are included within other non-current liabilities on its Condensed Consolidated Balance Sheet.

Contractual and Other Obligations

Aebi Schmidt is party to contractual and other material obligations (including any material cash obligations) involving commitments to make payments to third parties, and such commitments require a material amount of cash. As part of its normal course of business, Aebi Schmidt enters into contracts with suppliers for purchases of certain raw materials, components, and services to facilitate adequate supply of these materials and services. These arrangements may contain fixed or minimum quantity purchase requirements.

Refer to Note 7 – Commitments and Contingent Liabilities to Aebi Schmidt’s unaudited condensed consolidated financial statements for details on its cash obligations.

Off-Balance Sheet Arrangements

The contingent liabilities include guarantees (“performance bonds”) amounting to $15.2 million and $13.2 million as of June 30, 2025, and December 31, 2024, respectively. Through the normal course of bidding for and executing certain projects, Aebi Schmidt has entered into bid/performance bonds and surety bonds (collectively “performance bonds”) with various financial institutions. Customers can draw on such performance bonds if Aebi Schmidt does not fulfil its contractual obligations. If a performance bond is drawn, Aebi Schmidt would have an obligation to reimburse the financial institution for amounts paid. There have been no significant amounts reimbursed to financial institutions under these types of arrangements for the six months ended June 30, 2025, and 2024.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the six months ended June 30, 2025. Refer to our audited consolidated financial statements and footnotes included in our Form S-4 for a summary of our policies.

Quantitative and Qualitative Disclosures About Market Risk

Aebi Schmidt is exposed to market risks in the ordinary course of business, which primarily relate to fluctuations in foreign currency exchange and commodity prices. Since December 31, 2024, there have been no material changes in our foreign currency exposures, commodity prices, or interest rates. For a discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” in our registration statement on Form S-4.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at a reasonable assurance level.

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

Index
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

Aebi Schmidt was a Swiss private company and was not required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”). Therefore, neither management nor an independent registered public accounting firm had performed an evaluation of the effectiveness of Aebi Schmidt’s internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act. Following the Closing and Aebi Schmidt’s U.S. listing as a public company, Aebi Schmidt’s management will be required to report on the effectiveness of Aebi Schmidt’s internal control over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act and is expected to become subject to auditor attestation requirements pursuant to Section 404(b) of the Sarbanes-Oxley Act, beginning with the filing of Aebi Schmidt’s Annual Report on Form 10-K for the year ending December 31, 2026.

Index
Changes in Internal Control over Financial Reporting

We are taking actions to complete the remediation of the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to the disclosure under “Litigation Relating to the Merger” in Note 13 (Subsequent Events) to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for certain information regarding litigation relating to the Merger.

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

Our business has meaningful working capital requirements and a decline in operating results or access to financing may have an adverse impact on our liquidity position. The New Credit Facilities Agreement, which we have used or will use to refinancing existing interest-bearing financial indebtedness of Aebi Schmidt and Shyft (and their subsidiaries), to pay costs and expenses incurred in connection with the Refinancing and the Transactions, and for general corporate and working capital purposes, went into effect on July 1, 2025. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control. Accordingly, conditions could arise that could limit our ability to generate sufficient cash flows or to access borrowings to enable us to fund our liquidity needs, which could further limit our financial flexibility or impair our ability to obtain alternative financing sufficient to repay our debt at maturity.

Index
We believe that our cash on hand, together with funds generated by our operations and borrowings under the New Credit Facilities Agreement, will provide us with sufficient liquidity and capital resources to meet our working capital, capital expenditures and other operating needs for the foreseeable future. This belief is based on significant assumptions including, among other things, assumptions relating to future sales volumes, the successful implementation of our business strategies, the continuing availability of trade credit from certain key suppliers and that there will be no material adverse developments in our competitive market position, business, liquidity or capital requirements. Any failure to achieve earnings expectations may have an adverse impact on our available liquidity. As a result, we cannot provide assurance that we will continue to have sufficient liquidity to meet our operating needs. In the event that we do not have sufficient liquidity, we may be required to seek additional capital, reduce or cut back our operating activities, capital expenditures or otherwise alter our business strategy. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional debt, the agreements governing that debt may contain significant financial and other covenants that may materially restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.

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

Risks Relating to Tax Matters

Our management views the following Risk Factors as the primary tax-related risks with respect to Aebi Schmidt and Aebi Schmidt’s Common Stock (our “Common Stock”). However, you should read the discussion under the sections of the Proxy Statement/Prospectus entitled “Material U.S. Federal Income Tax Considerations for U.S. Holders” and “Material Swiss Tax Consequences of the Ownership of Combined Company Shares” for a more complete discussion of U.S. federal and Swiss income tax considerations relating to the Transactions and/or the ownership and disposition of our Common Stock.

Index
The IRS may assert that Aebi Schmidt is a “domestic corporation” or a “surrogate foreign corporation” for U.S. federal income tax purposes.

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

Dividends on shares of our capital stock may subject U.S. shareholders to Swiss withholding tax.

Dividends paid on shares of our capital stock generally will be subject to Swiss withholding tax at a rate of 35% on any amount that cannot be allocated to share capital as reported on the annual standalone financial statements prepared pursuant to Swiss law (i.e., would constitute a reduction of share capital) or capital contribution reserves as reported on our annual standalone financial statements prepared pursuant to Swiss law and recognized as such by the Swiss Federal Tax Administration. We created create through the Merger additional capital contribution reserves in the amount of the fair market value of Shyft. There can be no assurance our shareholders will approve dividends out of capital contribution reserves. It is also possible that Swiss withholding tax rules will be changed in the future or that a change in Swiss law will adversely affect us or our shareholders, in particular as a result of distributions out of capital contribution reserves becoming subject to additional corporate law or other restrictions. If we are unable to allocate any portion of a dividend to share capital or capital contribution reserves, we will not be able to make distributions without subjecting our shareholders to Swiss withholding tax. For additional information, including regarding potential recovery routes, please see the section of the Proxy Statement/Prospectus entitled “Material Swiss Tax Consequences of the Ownership of Combined Company Shares—Swiss Withholding Tax.”

Repurchases of shares of our capital stock could be subject to Swiss tax, and it may not be possible to manage such share repurchases efficiently at a sufficiently large scale.

The repurchase of shares of our capital stock for cancellation will be treated as a partial liquidation, and the proceeds from any repurchase of shares of our capital stock will generally be subject to Swiss withholding tax at a rate of 35% on any amount that cannot be allocated to share capital (as reported on our annual standalone financial statements prepared pursuant to Swiss law) or capital contribution reserves (as reported on our annual standalone financial statements prepared pursuant to Swiss law and recognized as such by the Swiss Federal Tax Administration). We created through the Merger additional capital contribution reserves in the amount of the fair market value of Shyft. While the repurchase of shares of our capital stock for purposes other than for cancellation (such as to retain the repurchased shares as treasury shares for use in connection with acquisitions, equity incentive plans, convertible debt or other instruments) would generally not be subject to Swiss withholding tax, the repurchase of shares for purposes other than cancellation would also be treated as a partial liquidation if we repurchase shares of our capital stock in excess of certain thresholds or if we fail to sell or reissue such shares within the applicable time period after the repurchase.

Index
In most instances, Swiss companies with shares listed on a Swiss trading venue will repurchase shares for cancellation through a second trading line on such Swiss trading venue. On the second trading line, the Swiss withholding tax of 35% is deducted from the portion of the purchase price that is subject to Swiss withholding tax as required by Swiss tax laws, and certain shareholders may subsequently apply for a full or partial refund of this Swiss withholding tax. Should Aebi Schmidt not deduct the Swiss withholding tax upon repurchase (for example, in the case of a repurchase on an ordinary trading line), we would have to pay the grossed-up Swiss withholding tax (53.8%) upon cancellation of the repurchased shares, in case of the repurchase of shares in excess of certain thresholds or failure to sell or reissue such shares within the applicable time period after the repurchase.

We do not expect to be able to use the customary second trading line process available on Swiss trading venues to repurchase shares of our capital stock because we are not expected to list our shares on any Swiss trading venues. Moreover, opening a second trading line that would allow us to deduct the Swiss withholding tax of 35% from the purchase price is not possible on the Nasdaq. While it is possible that companies whose shares are not listed on the SIX are allowed in the future to have second trading lines on the SIX, there is expected to be significant practical hurdles for us to efficiently manage repurchases on such second trading lines in a sufficiently large scale given the materially different trading hours of the SIX and Nasdaq, among other things. While in certain cases we may be able to conduct repurchases through arrangements with certain financial institutions (referred to as “virtual second trading lines”), such arrangements may be less efficient than a customary second trading line and, in any case, will be subject to confirmation in a tax ruling with the competent Swiss tax authorities. We may not be able to receive such a Swiss tax ruling and there is no certainty that in the future a second trading line for Swiss companies with shares listed on a foreign stock exchange will be available, or that such second trading line would allow us to efficiently manage repurchases in a sufficiently large scale, thus limiting our ability to conduct share repurchases.

Risks Relating to recent acquisition of Shyft

Our management views the following Risk Factors as the primary risks for Aebi Schmidt relating to its recent acquisition of Shyft; however, you should read the discussion under the sections of the Proxy Statement/Prospectus entitled “Risk Factors—Risks Relating to the Merger,” which have been incorporated herein by reference.

Our future results may be adversely impacted if we do not effectively manage our expanded operations.

As a result of the Merger, the size of Aebi Schmidt’s business is significantly larger than the size of either Shyft’s or Aebi Schmidt’s respective businesses immediately prior to the Merger. Our ability to successfully manage this expanded business will depend, in part, upon management’s ability to implement an effective integration of the two companies and our ability to manage the increased costs and complexities associated with a combined business that is significantly larger in size and scope. There can be no assurances that our management will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Merger.

Each of Shyft and Aebi Schmidt incurred substantial expenses related to the completion of the Merger, and we expect to incur substantial expenses related to the integration of the Shyft’s businesses into Aebi Schmidt.

Each of Shyft and Aebi Schmidt incurred substantial expenses in connection with the Merger, and we expect to incur substantial expenses to integrate a large number of processes, policies, procedures, operations, technologies and systems of Shyft and Aebi Schmidt. The substantial majority of these costs will be non-recurring expenses related to the Transactions, the ancillary agreements and the facilities and systems consolidation costs. We may incur additional costs or suffer loss of business under third-party contracts that are terminated, may suffer losses of, or decreases in orders by, customers, and may incur costs to retain certain key management personnel and employees. We also have incurred and will continue to incur transaction fees and costs related to formulating and executing the integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs and time delays. These incremental transaction-related costs may exceed the savings we expect to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event of any material unanticipated costs. Factors beyond the parties’ control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately.

Index
We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain an effective system of internal control over financial reporting. If our remediation of the material weaknesses is not effective, or we fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired, which could harm our business and negatively impact the value of our Common Stock.

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

Following the identification of the identified material weaknesses, we have initiated certain remediation procedures. For example, we are in the process of (i) engaging an external consultant with extensive expertise in internal controls, accounting and SEC matters to assist we management in enhancing our overall internal control framework and (ii) reviewing the gap-analysis performed by we to determine the order in which the changes should be implemented by we and the timing of such changes. While we are working to remediate the identified material weaknesses as timely and efficiently as possible, at this time we cannot provide an estimate of the time we will take to complete this remediation plan. We cannot assure you that these remediation measures will significantly improve or remediate the material weaknesses above. As of the date of this Quarterly Report, the material weaknesses have not been remediated.

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

Index
Aebi Schmidt was a Swiss private company prior to the Merger and was not required to comply with Section 404 of the Sarbanes-Oxley Act. Therefore, neither management nor an independent registered public accounting firm has performed an evaluation of the effectiveness of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act. Following the Closing and our U.S. listing, as a public company, our management will be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act and is expected to become subject to auditor attestation requirements pursuant to Section 404(b) of the Sarbanes-Oxley Act, beginning with the filing of Combined Company’s Annual Report on Form 10-K for the year ending December 31, 2026.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that the we will need to hire and train additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. Our management and other personnel have and will also need to continue to devote a substantial amount of time to compliance with the additional reporting requirements of the Exchange Act. These requirements have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are an emerging growth company and our compliance with the reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Acts of 2012 (the “JOBS Act”), and may remain an emerging growth company for up to five years. For as long as we are an emerging growth company, we will not be required to comply with certain requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and may also take advantage of the reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements and the exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide shareholders will be different than the information that is available with respect to other public companies. In the Proxy Statement/Prospectus, we did not include all of the executive compensation related information that would be required if we were not an emerging growth company, and we have provided only two years of audited financial statements and two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock, and our stock price may be more volatile.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have not elected to use this extended transition period. We expect to lose “emerging growth company” status as of December 31, 2025.

The New Credit Facilities Agreement contains, and agreements governing future indebtedness may contain, restrictive covenants that may impair our ability to access sufficient capital and operate our business.

The New Credit Facilities Agreement contains various provisions that limit our ability (subject to a number of exceptions) to, among other things:

•	incur additional indebtedness;
•	incur certain liens;
•	consolidate or merge with other parties;
•	alter the business conducted by us and our subsidiaries taken as a whole;
•	make investments, loans, advances, guarantees and acquisitions;

Index
•	sell, lease or transfer assets, including capital stock of our subsidiaries;
•	enter into certain sale and leaseback transactions;
•	repay any subordinated indebtedness we may issue in the future;
•	amend the terms of certain unsecured or subordinated debt;
•	engage in transactions with affiliates; and
•	enter into agreements restricting our subsidiaries’ ability to pay dividends.

In addition, the restrictive covenants in the New Credit Facilities Agreement require us to maintain specified financial ratios and other business or financial conditions. Our ability to comply with these financial ratios or other covenants may be affected by events beyond our control, and our failure to comply with these ratios or other covenants could result in an event of default. These covenants may affect our ability to operate and finance our business as we deem appropriate. Our inability to meet obligations as they become due or to comply with various financial covenants contained in the instruments governing our current or future indebtedness could constitute an event of default under the instruments governing our indebtedness. If there were an event of default under the New Credit Facilities Agreement, or any future instruments governing our indebtedness, the holders of the affected indebtedness could declare all of the affected indebtedness immediately due and payable, which, in turn, could cause the acceleration of the maturity of all of our other indebtedness. We may not have sufficient funds available, or we may not have access to sufficient capital from other sources, to repay any accelerated debt. Even if we could obtain additional financing, the terms of the financing may not be favorable to us. In addition, we have pledged the equity securities of certain of our material subsidiaries as security for our obligations under the New Credit Facilities Agreement. If amounts outstanding under the New Credit Facilities Agreement were accelerated, our lenders could foreclose on those pledges, and we could lose a substantial part of our assets. Any event of default under the instruments governing our indebtedness could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to our Common Stock

Our Common Stock has a limited a history of trading and the market price and trading volume of our Common Stock may be volatile.

Because Aebi Schmidt was a private company prior to the Merger, our Common Stock has a limited trading history, and the market price and trading volume of our Common Stock may be volatile.

We are parties to the Relationship Agreements, which provide the Specified Stockholders with certain rights over company matters.

Concurrently with the closing of the Merger (the “Closing”), we entered into the Relationship Agreements with the Specified Stockholders. The Relationship Agreements establish certain rights, restrictions and obligations of the Specified Stockholders, and set forth other arrangements relating to Aebi Schmidt, including the right of PCS Holding AG (“PCS” and, together with Mr. Peter Spuhler, the “PCS Parties”) to designate up to four individuals for nomination to the our Board, subject to the PCS Parties maintaining certain beneficial ownership of shares of our Common Stock. Pursuant to the Relationship Agreements, after the second anniversary of the Closing, the Specified Stockholders may increase their stake in Aebi Schmidt, which would lead to more influence of the Specified Stockholders in our general meeting of shareholders. Also, the PCS Relationship Agreement can be terminated by PCS after the fourth anniversary of the Closing, and if the PCS Relationship Agreement were to be terminated, the PCS Parties could nominate more members to our Board than what is envisaged by the PCS Relationship Agreement. The interests of the parties to the Relationship Agreements may differ from those of other holders of our Common Stock. For more information, please see the section of the Proxy Statement/Prospectus entitled “Other Related Agreements—Relationship Agreements.”

Index
Aebi Schmidt is a Swiss corporation, and shareholders may not have the same rights and protections generally afforded to shareholders of U.S. corporations.

Swiss law and the Amended Articles may not grant our shareholders certain of the rights and protections generally afforded to shareholders of U.S. corporations. In particular, Swiss corporate law limits the ability of a shareholder to challenge resolutions or actions of the board of directors in court. Under Swiss law, shareholders generally cannot bring a suit to reverse a decision by the board of directors, but may seek damages for breaches of duty by the board of directors. Furthermore, remedies against transactions involving conflicts of interest or other procedural flaws may be limited if a claimant cannot prove that the benefits inuring to us are manifestly disproportionate to the consideration rendered in return.

The PCS Parties control a significant number of shares of our Common Stock, providing them with substantial influence over our business.

The PCS Parties beneficially own approximately 35% of the issued and outstanding shares of our Common Stock and four directors nominated by the PCS Parties serve on our Board, pursuant to the PCS Relationship Agreement. As a result, the PCS Parties may have substantial influence over matters requiring approval by our shareholders, including the election and removal of directors, amendments to the Amended Articles, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. The PCS Parties may have interests that are different from those of other stockholders.

The PCS Parties’ ownership of the shares of our Common Stock may adversely affect the trading price for our Common Stock to the extent investors perceive disadvantages in owning shares of a company with a significant stockholder or if the PCS Parties take any action with our shares that could result in an adverse impact on the price of our Common Stock, including a sale of any portion of their shares of our Common Stock.

Our shares are not listed in Switzerland, our home jurisdiction. As a result, shareholders may not benefit from certain provisions of Swiss law that are designed to protect shareholders in a public takeover offer or a change-of-control transaction.

Because our shares are listed exclusively on Nasdaq and not in Switzerland, our shareholders will not benefit from the protection afforded by certain provisions of Swiss law that are designed to protect shareholders in the event of a public takeover offer or a change-of-control transaction. For example, the Swiss takeover regime imposes a duty on any person or group of persons who acquires more than one-third of a company’s voting rights to make a mandatory offer for all of the company’s outstanding listed equity securities. In addition, the Swiss takeover regime imposes certain restrictions and obligations on bidders in a voluntary public takeover offer that are designed to protect shareholders. However, these protections are applicable only to issuers that list their equity securities in Switzerland, and because our shares are listed exclusively on Nasdaq, such Swiss law protections are not applicable to Aebi Schmidt. While the Amended Articles provide for clauses aiming to provide similar takeover protections, there is no guarantee that such clauses will result in the same or similar level of protection of minority shareholders as would be the case if Swiss law would apply directly. Furthermore, since Swiss law will restrict our ability to implement rights plans or U.S.-style “poison pills,” our ability to resist an unsolicited takeover attempt or to protect minority shareholders in the event of a change-of-control transaction may be limited. Therefore, our shareholders may not be protected to the same degree in a public takeover offer or a change-of-control transaction as are shareholders in a Swiss company listed in Switzerland.

Index
The Amended Articles designate the courts at the location of our registered seat as the exclusive forum for certain types of actions and proceedings that may be initiated by the our shareholders.

The Amended Articles provide that (except with respect to any disputes arising under the Securities Act, the Exchange Act and any rules and regulations promulgated thereunder) the exclusive jurisdiction for any disputes arising from company matters (including but not limited to disputes between individual shareholders and Aebi Schmidt or our corporate bodies, as well as between us and our corporate bodies, or between the corporate bodies themselves) is at our registered seat in Frauenfeld, Switzerland. Any person or entity purchasing or otherwise acquiring our shares will be deemed to have notice of and consented to the provisions of the Amended Articles, including the exclusive forum provision. As a result, our shareholders may be required to bring certain legal actions or proceedings exclusively in Swiss courts, which may be less convenient and more costly than courts in other jurisdictions, including the United States. Furthermore, the jurisdiction clause in the Amended Articles may limit the ability of our shareholders to initiate legal proceedings against Aebi Schmidt or our directors, officers, or other representatives in jurisdictions of their choosing. It may also discourage lawsuits or derivative actions, even if such claims would otherwise be permissible under applicable laws. Moreover, Swiss courts may apply legal principles or procedural rules that differ from those in U.S. courts, potentially leading to outcomes less favorable to shareholders compared to an action or proceeding brought in a U.S. court.

We cannot guarantee the timing, amount or payment of dividends on shares of our capital stock.

While we expect to pay dividends, the timing, declaration, amount and payment of any future dividends on shares of our capital stock will fall within the discretion of our Board. There can be no assurance that we will pay or declare dividends in the future. Under Swiss law, we may only pay dividends if (i) we has sufficient net income from the immediately preceding fiscal year, (ii) we has brought forward net income from prior fiscal years or (iii) we has otherwise freely distributable reserves, each as evidenced by our audited annual standalone financial statements prepared pursuant to Swiss law, after allocations of net income to statutory retained earnings as required by Swiss law and by the Amended Articles. See section of the Proxy Statement/Prospectus entitled “Description of the Capital Stock of the Combined Company and Amended Articles—Dividends and Distributions.” Additionally, any decision by our Board to recommend the payment of a dividend will depend on many factors, such as our financial condition, earnings, corporate strategy, credit rating, capital requirements, debt service obligations, debt covenants, industry practice, legal requirements, regulatory constraints and other factors that our Board deems relevant. Additionally, the declaration, timing and amount of any dividends to be paid by us will be subject to approval by our shareholders at the relevant general meeting of shareholders. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and access to the capital markets. Further, under Swiss law, although shareholders must approve dividend distributions in advance, the determination of the record and payment dates may be delegated to the company’s board of directors. Shyft currently anticipates that our Board will adopt a practice of recommending an annual dividend paid in equal quarterly installments. If our Board were to do so, Shyft expects that the policy would be effected by seeking approval of our shareholders at the annual general meeting for an annual dividend distribution to be paid in four quarterly installments on dates determined by our Board. However, any specific decisions in the future regarding dividends and dividend policy will be determined from time to time by our Board with the approval of the shareholders. Shyft cannot guarantee that we will pay a dividend in the future.

Swiss law imposes certain restrictions on our ability to repurchase our shares.

Swiss law limits our ability to hold or repurchase our shares of capital stock. We and our subsidiaries may only repurchase shares of our capital stock to the extent that (i) we have freely distributable reserves in the amount of the purchase price (as reported on the annual standalone financial statements prepared pursuant to Swiss law) and (ii) the aggregate nominal amount (par value) of all shares of our capital stock held by us and our subsidiaries does not exceed 10% of our share capital (excluding any treasury shares dedicated for cancellation pursuant to a shareholder-ratified repurchase program) registered in the Commercial Register. For more information, please see the section of the Proxy Statement/Prospectus entitled “Description of the Capital Stock of the Combined Company and Amended Articles—Repurchase of Combined Company Shares.” As a result, should we choose to repurchase shares of our capital stock in the future, our shareholders would be required to periodically approve a reduction in the share capital through the cancellation of designated blocks of repurchased shares held in treasury and may from time to time, as necessary, in a separate vote, have to approve share repurchase programs. If our shareholders do not approve the cancellation of repurchased shares or, if necessary, approve a proposed share repurchase program, we may be unable to return capital to shareholders through share repurchases.

Index
Certain provisions of the Amended Articles and Swiss law may limit our flexibility to raise capital, issue dividends and otherwise manage ongoing capital needs.

The rights of our shareholders will be governed by Swiss law and the Amended Articles. Swiss law requires approval by shareholders for certain corporate actions over which a board of directors would have authority in some other jurisdictions. For example, Swiss law provides that the payment of dividends and other distributions and the cancellation of treasury shares must be approved by shareholders. Swiss law also requires that shareholders resolve to, or authorize the board of directors to, increase the share capital. While shareholders may authorize a board of directors to increase or reduce the company’s share capital by introducing a capital band into the company’s articles of association, Swiss law limits this capital band to between 50% and 150% of the issued share capital as recorded in the Commercial Register at the time of the introduction of the capital band. The capital band, furthermore, has a limited duration of up to five years unless renewed by shareholders (by holders of at least two-thirds of the votes represented at a general meeting of shareholders) from time to time. According to the Amended Articles, our Board will be authorized to increase our share capital to a maximum of $116,299,384 and/or reduce it to a minimum of $62,080,000 without a shareholder vote. However, this capital band authorization will expire on February 12, 2030, at which point a new capital band must be approved by shareholders before our Board may increase and/or reduce our share capital under a capital band. For more information, please see the section of the Proxy Statement/Prospectus  entitled “Description of the Capital Stock of the Combined Company and Amended Articles—Ordinary Capital Increase, Conditional Share Capital and Capital Band.”

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

Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions. These Swiss law requirements relating to our capital management may limit our flexibility, and situations may arise where greater flexibility would provide substantial benefits to our shareholders.

Certain provisions in the Amended Articles may limit or preclude shareholders’ ability to exercise control over us.

The Amended Articles will contain provisions that are intended to limit the ability of shareholders to exercise control over Aebi Schmidt. For example, the Amended Articles provide that no person may, directly or indirectly, formally, constructively or beneficially own or otherwise control voting rights with respect to 49% or more of our share capital (as registered in the Commercial Register). For more information, please see the section of the Proxy Statement/Prospectus  entitled “Description of the Capital Stock of the Combined Company and Amended Articles—Voting Rights and Voting Restrictions—Voting Restrictions.”

Shareholders may not be able to exercise preemptive rights in future issuances of equity or other securities that are convertible into equity.

Under Swiss law, shareholders may receive certain preemptive rights to subscribe on a pro rata basis to issuances of equity or other securities that are convertible into equity. For more information, please see the section of the Proxy Statement/Prospectus  entitled “Description of the Capital Stock of the Combined Company and Amended Articles—General—Preemptive Rights.” Due to laws and regulations in their respective jurisdictions, however, non-Swiss shareholders may not be able to exercise such rights unless we take action to register or otherwise qualify the rights offering under the laws of such shareholders’ jurisdiction. Shyft cannot give any assurance that we will register or otherwise qualify the offering of subscription rights or shares under the law of any jurisdiction where the offering of such rights is restricted. If shareholders in such jurisdictions were unable to exercise their subscription rights, their ownership interest in us would be diluted.

Index
Holders of shares of our capital stock may not be able to exercise certain shareholder rights if they are not registered as shareholders of record on our Share Register.

Our capital stock is issued as uncertificated securities, which are held either in the name of Cede & Co. through the Depository Trust Company, the U.S. central securities depositary (“DTC”), or directly registered on our share register (our “Share Register”). For more information, please see the section of the Proxy Statement/Prospectus  entitled “Description of the Capital Stock of the Combined Company and Amended Articles—General—Forms of Holding Combined Company Shares.” Given that shares of our capital stock will primarily be held through DTC, SIX SIS AG, the national central securities depository of the Swiss financial market and an international central securities depository (“SIX SIS”), will not serve as the primary central securities depositary for shares of our capital stock, and any shares of our capital stock held through SIX SIS, including those received in the Merger, will be derivatives of shares held through DTC. Therefore, and contrary to common practice for other Swiss companies with shares listed on the SIX Swiss, holders of our shares will not be eligible for automated registration on our Share Register under the system of SIX SIS (AREG-Data).

In relation to us, only those shareholders directly registered in our Share Register will be recognized as shareholders. Voting rights may only be exercised by holders of shares of our capital stock registered with voting rights in our Share Register. While holders of shares who are not registered as shareholders of record on our Share Register will be able to receive dividends and in certain cases, if duly authorized by a proxy issued by the relevant holder of record and depending on their bank or broker, vote their shares at general meetings of shareholders, certain other shareholder rights (such as the right to request that a general meeting of shareholders be called, the right to put items on the agenda of a general meeting of shareholders, the right to sue our corporate bodies, or the right to inspect our books and records) will not be available to such holders of shares who are not registered as shareholders of record on our Share Register.

U.S. shareholders may not be able to obtain judgments or enforce civil liabilities against us or our executive officers or members of our Board.

We are organized under the laws of Switzerland, and our jurisdiction of incorporation is Switzerland. In addition, certain of our directors and officers reside outside the United States and certain of our assets and the assets of such persons are located in jurisdictions outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon us or upon such persons, obtain documents or other discovery in connection with any legal proceedings against such persons in the United States or enforce against them judgments obtained in U.S. courts.

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

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

[The Company did not make any unregistered sales of equity securities during the second quarter of 2025.]

Item 5.	Other Information.

Pre-Closing Dividend

On June 23, 2025, the Company’s Board of Directors resolved to propose to the general meeting of the shareholders the distribution of a dividend of CHF 2,475,733.34 (representing CHF 0.46 per share as of such date), to be made to shareholders of record as of June 23, 2025, with a payment date of June 30, 2025, subject to approval by the Company’s stockholders as required under Swiss law.  The general meeting of the shareholders approved the dividend at a shareholder meeting being held on June 28, 2025, and such dividend was paid on June 30, 2025.

Rule 10b5-1

During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Index
Item 6.	Exhibits.

(a)	Exhibits. The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit No.	Document

10.1	Lockup Letter, dated April 5, 2025, by and between Aebi Schmidt and John Dunn, incorporated by reference from Amendment No. 1 to Aebi Schmidt’s Registration Statement on Form S-4 filed on May 5, 2025

10.2
Form of Bonus Retention Agreement between Aebi Schmidt and certain officers of Aebi Schmidt and its subsidiaries, including Barend Fruithof, Thomas Schenkirsch and Steffen Schewerda, incorporated by reference from Aebi Schmidt’s Quarterly Report on Form 10-Q filed June 27, 2025 +

10.3
Second Amended and Restated Shareholder Loan Agreement (2015) by and between the Company and PCS Holding AG, dated as of June 26, 2025, incorporated by reference from, Aebi Schmidt’s Current Report on Form 8-K filed July 1, 2025

10.4
Second Amended and Restated Shareholder Loan Agreement (2018) by and between the Company and PCS Holding AG, dated as of June 26, 2025, incorporated by reference from, Aebi Schmidt’s Current Report on Form 8-K filed July 1, 2025

10.5
Second Amended and Restated Shareholder Loan Agreement (2015) by and between the Company and Gebuka AG (2015), dated as of June 26, 2025, incorporated by reference from, Aebi Schmidt’s Current Report on Form 8-K filed July 1, 2025

10.6
Second Amended and Restated Shareholder Loan Agreement (2018) by and between the Company and Gebuka AG, dated as of June 26, 2025, incorporated by reference from, Aebi Schmidt’s Current Report on Form 8-K filed July 1, 2025

10.7
Subordination Agreement, by and between the Company and UBS Switzerland AG and PCS Holding AG, dated as of June 26, 2025, incorporated by reference from, Aebi Schmidt’s Current Report on Form 8-K filed July 1, 2025

10.8
Subordination Agreement, by and between the Company and UBS Switzerland AG and Gebuka AG, dated as of June 26, 2025 (personal information redacted), incorporated by reference from, Aebi Schmidt’s Current Report on Form 8-K filed July 1, 2025

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or agreement.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2025	Aebi Schmidt Holding AG

	By:	/s/ Barend Fruithof
	Name:	Barend Fruithof
	Title:	Group CEO

	By:	/s/ Marco Portmann
	Name:	Marco Portmann
	Title:	Group CFO