Form 10-Q
period 2025-09-30
Aebi Schmidt Holding AG
filed 2025-11-13
CIK 2048519

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to             .
Commission File Number: 001-42663
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes    ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).   ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10, 2025
Common Stock	77,341,785 shares

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
Risks Relating to Our Company and Business
•Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.
•A disruption, termination or alteration of the supply of critical components from third-party suppliers could materially adversely affect the sales of our products.
•Increases in the price of commodities would impact the cost or price of our products, which may impact our ability to sustain and grow earnings.
•The unavailability, reduction, elimination or adverse application of government funding could have an adverse effect on our business, prospects, financial condition and operating results.
•The integration of businesses or assets we have acquired or may acquire in the future involves challenges that could disrupt our business and harm our financial condition.
•We may be unsuccessful in implementing our growth strategy.

Index
•We may discover defects in our vehicles, potentially resulting in delaying new model launches, recall campaigns, increased warranty costs, liability or other costs.
•Increases in the cost of labor, deterioration in employee relations, union organizing activity and work stoppages at our facilities could have a negative effect on our business.
•Our ability to execute our strategy is dependent upon our ability to attract, retain, and develop qualified personnel, including our ability to execute proper succession plans for senior management and key employees.
•Risks associated with international sales and contracts could have a negative effect on our business.
•Our EVs rely on software and hardware that is highly technical, and if these systems contain errors, bugs, vulnerabilities, or design defects, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our EV business could be adversely affected.
•Our businesses are cyclical, and this can lead to fluctuations in our operating results.
•Fuel shortages, or higher prices for fuel, could have a negative effect on sales.
•Emerging issues related to the development and use of artificial intelligence could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business.
•Fluctuations in foreign currency exchange rates have adversely affected and could continue to adversely affect our operating results.
•Weather conditions, including conditions exacerbated by global climate change, present chronic and acute physical risks, and have previously impacted, and may continue to impact, demand for some of our products and/or cause disruptions in our operations.
•Our business is subject to risks arising from our indebtedness, contingent obligations, liquidity and financial position.
•Expectations relating to environmental, social and governance considerations expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.
Risks Relating to Tax Matters
•The IRS may assert that Aebi Schmidt is a “domestic corporation” or a “surrogate foreign corporation” for U.S. federal income tax purposes.
•If Aebi Schmidt is a passive foreign investment company, U.S. holders of shares of our Common Stock could be subject to adverse U.S. federal income tax consequences.
•If a U.S. investor is treated for U.S. federal income tax purposes as owning directly or indirectly at least 10% of our Common Stock, such U.S. investor may be subject to adverse U.S. federal income tax consequences.
•Dividends on shares of our capital stock may subject U.S. shareholders to Swiss withholding tax.
Risks Relating to the Recent Acquisition of Shyft
•Our future results may be adversely impacted if we do not effectively manage our expanded operations.
•We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain an effective system of internal control over financial reporting. If our remediation of the material weaknesses is not effective, or we fails to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired, which could harm our business and negatively impact the value of our Common Stock.
•We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
•The New Credit Facilities Agreement contains, and agreements governing future indebtedness may contain, restrictive covenants that may impair our ability to access sufficient capital and operate our business.
Risks Relating to our Common Stock
•Our Common Stock has only a short history of trading and the market price and trading volume may be volatile.
•We are parties to the Relationship Agreements with PCS Holdings AG and Peter Spuhler, Gebuka AG and Barend Fruithof (the “Specified Stockholders”), which provide the Specified Stockholders with certain rights over company matters.
•Aebi Schmidt is a Swiss corporation, so shareholders may not have the same rights and protections generally afforded to shareholders of U.S. corporations.

Index
•The PCS Parties control a significant number of shares of our Common Stock, providing them substantial influence over our business.
•Our shares are not listed in Switzerland, our home jurisdiction. As a result, shareholders may not benefit from certain provisions of Swiss law that are designed to protect shareholders in a public takeover offer or a change-of-control transaction.
•The Amended Articles designate the courts at the location of our registered seat as the exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders.
•We cannot guarantee the timing, amount or payment of dividends on shares of our capital stock.
•Certain provisions of the Amended Articles and Swiss law may limit our flexibility to raise capital, issue dividends and otherwise manage ongoing capital needs.
•Holders of shares of our capital stock may not be able to exercise certain shareholder rights if they are not registered as shareholders of record on our Share Register.
•U.S. shareholders may not be able to obtain judgments or enforce civil liabilities against us or our executive officers or members of our Board.

Index
INDEX
PART I—FINANCIAL INFORMATION

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$125,971	$65,173
Accounts receivable, less allowance for credit losses of $1,167 and $580	297,322	173,957
Contract assets	82,632	24,145
Inventories	384,446	231,399
Prepaid expense and other current assets	29,855	23,487
Total current assets	920,226	518,161
Property, plant and equipment, net	172,949	68,647
Goodwill	415,149	221,189
Intangible assets, net	341,341	175,324
Deferred tax assets	7,699	5,693
Right of use assets operating leases	164,925	63,066
Other assets	53,071	36,044
TOTAL ASSETS	$2,075,360	$1,088,124

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$230,307	$93,634
Accrued warranty	17,509	8,577
Accrued compensation and related taxes	36,386	23,204
Contract liabilities	23,330	20,044
Operating lease liabilities	19,345	9,241
Other current liabilities and accrued expenses	85,895	89,260
Current portion of long-term debt	25,063	23,259
Total current liabilities	437,835	267,219
Other non-current liabilities	19,368	8,053
Long-term operating lease liabilities	141,058	52,748
Long-term debt, less current portion	628,359	376,594
Deferred tax liabilities	36,445	18,335
Total liabilities	1,263,065	722,949
Commitments and contingent liabilities
Equity:
Common stock, $1.00 par value: 79,300,000 and 40,365,218 shares authorized as of September 30, 2025 and December 31, 2024, respectively; and 76,976,838 and 40,351,680 shares outstanding as of September 30, 2025 and December 31, 2024, respectively.	76,977	40,352
Additional paid-in capital	651,531	232,281
Treasury shares, at cost	(257)	(257)
Retained earnings	50,721	61,247
Accumulated other comprehensive income	33,277	31,469
Total Shareholders’ equity	812,249	365,092
Non-controlling interest	46	83
Total equity	812,295	365,175
TOTAL LIABILITIES AND EQUITY	$2,075,360	$1,088,124
See accompanying Notes to Condensed Consolidated Financial Statements
(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025, see Note 1 - Nature of Operations and Basis of Presentation)

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales	$471,325	$262,451	$998,254	$787,731
Cost of products sold	(377,212)	(207,574)	(794,003)	(616,948)
Gross profit	94,113	54,877	204,251	170,783

Operating expenses:
Research and development	(8,735)	(4,647)	(18,794)	(15,000)
Selling, general and administrative	(59,296)	(30,125)	(123,594)	(88,643)
Amortization of purchased intangibles	(7,975)	(3,516)	(15,123)	(10,548)
Other operating expense	(610)	(257)	(990)	(811)
Total operating expenses	(76,616)	(38,545)	(158,501)	(115,002)

Operating income	17,497	16,332	45,750	55,781

Other income (expense):
Interest expense	(14,227)	(8,733)	(30,033)	(26,310)
Other income (expense)	(2,523)	(1,728)	(15,333)	436
Total other expense	(16,750)	(10,461)	(45,366)	(25,874)

Income before income taxes	747	5,871	384	29,907
Income tax (expense) benefit	447	(1,549)	550	(8,651)
Net income	1,194	4,322	934	21,256
Less: Net income (loss) attributable to non-controlling interest	(12)	19	(37)	42

Net income attributable to Aebi Schmidt Holding AG	$1,206	$4,303	$971	$21,214

Earnings per share
Basic earnings per share	$0.02	$0.11	$0.02	$0.53
Diluted earnings per share	$0.02	$0.11	$0.02	$0.53

Basic weighted average common shares outstanding	76,963	40,365	52,555	40,365
Diluted weighted average common shares outstanding	77,134	40,365	52,612	40,365
See accompanying Notes to Condensed Consolidated Financial Statements.
(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025, see Note 1 - Nature of Operations and Basis of Presentation)

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$1,194	$4,322	$934	$21,256

Other comprehensive income:
Foreign currency translation adjustments	178	(34)	533	(1,241)
Pension benefit (loss), net of tax	(2,177)	(4,619)	1,275	(5,443)
Other comprehensive income (loss), net of tax	(1,999)	(4,653)	1,808	(6,684)

Comprehensive income (loss)	(805)	(331)	2,742	14,572
Less: Comprehensive income (loss) attributable to non-controlling interests	(12)	19	(37)	42
Comprehensive income (loss) attributable to Aebi Schmidt Holding AG	$(793)	$(350)	$2,779	$14,530
See accompanying Notes to Condensed Consolidated Financial Statements.
(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025, see Note 1 - Nature of Operations and Basis of Presentation)

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In thousands, except share data)

	Number of shares	Common stock	Additional Paid-in Capital	Treasury shares	Retained earnings	Accumulated Other Comprehensive Income	Total Shareholders’ equity	Non- controlling interest	Total equity
Balance at January 1, 2025	40,351,680	$40,352	$232,281	$(257)	$61,247	31,469	$365,092	$83	$365,175
Translation adjustments in the reporting period						181	181		181
Pension benefit						3,986	3,986		3,986
Net income (loss)					2,075		2,075	(13)	2,062
Balance at March 31, 2025	40,351,680	$40,352	$232,281	$(257)	$63,322	$35,636	$371,334	$70	$371,404
Translation adjustments in the reporting period						174	174		174
Pension loss						(534)	(534)		(534)
Net loss					(2,310)		(2,310)	(12)	(2,322)
Dividends declared ($0.24 per share)					(9,525)		(9,525)		(9,525)
Balance at June 30, 2025	40,351,680	$40,352	$232,281	$(257)	$51,487	$35,276	$359,139	$58	$359,197
Translation adjustments in the reporting period						178	178		178
Pension loss						(2,177)	(2,177)		(2,177)
Net income (loss)					1,206		1,206	(12)	1,194
Historical AEBI Employee Share Plan Reclassification to Equity			9,144				9,144		9,144
Issuance of common stock related to the Merger	36,591,107	36,591	406,512				443,103		443,103
Issuance of common stock for Aebi Schmidt RSAs and RSUs, net of tax and cancellations	34,051	34	3,288				3,322		3,322
Stock based compensation expense for 2025 Retention Awards, net of cancellations			306				306		306
Dividends declared ($0.03 per share)					(1,972)		(1,972)		(1,972)
Balance at September 30, 2025	76,976,838	$76,977	$651,531	$(257)	$50,721	$33,277	$812,249	$46	$812,295

	Number of shares	Common stock	Additional Paid-in Capital	Treasury shares	Retained earnings	Accumulated Other Comprehensive Income	Total Shareholders’ equity	Non- controlling interest	Total equity
Balance at January 1, 2024	40,365,218	$40,352	$232,281	$-	$33,790	31,533	$337,956	$3	$337,959
Translation adjustments in the reporting period						(1,820)	(1,820)		(1,820)
Pension loss						(302)	(302)		(302)
Net income					8,745		8,745	2	8,747
Balance at March 31, 2024	40,365,218	$40,352	$232,281	$-	$42,535	$29,411	$344,579	$5	$344,584
Translation adjustments in the reporting period						613	613		613
Pension loss						(522)	(522)		(522)
Net income					8,166		8,166	21	8,187
Dividends declared ($0.08 per share					(3,225)		(3,225)		(3,225)
Balance at June 30, 2024	40,365,218	$40,352	$232,281	$-	$47,476	$29,502	$349,611	$26	$349,637
Translation adjustments in the reporting period						(34)	(34)		(34)
Pension loss						(4,619)	(4,619)		(4,619)
Net income					4,303		4,303	19	4,322
Balance at September 30, 2024	40,365,218	$40,352	$232,281	$-	$51,779	$24,849	$349,261	$45	$349,306
See accompanying Notes to Condensed Consolidated Financial Statements.
(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025, see Note 1 - Nature of Operations and Basis of Presentation)

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$934	$21,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,041	19,390
Non-cash stock based compensation expense	5,288	—
Foreign exchange (gains) losses on debt	3,332	(1,058)
Non-cash financing costs	4,366	—
Changes in valuation of liability for employee share plan	(6,377)	—
Deferred taxes	(4,691)	(7,712)
Pension	(520)	(922)
Other, net	122	(41)

Changes in operating assets and liabilities:
Accounts receivable and contract assets	(40,351)	2,599
Inventories	(43,555)	(28,420)
Accounts payable	50,772	4,052
Contract liabilities	(995)	3,907
Income tax payable and receivable	(2,189)	(9,790)
Accrued compensation and related taxes	16,314	(772)
Other current liabilities and accrued expenses	(26,599)	13,042
Other assets and liabilities	(8,444)	(710)
Net cash provided by (used in) operating activities	(24,552)	14,821

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,427)	(9,275)
Purchases of intangible assets	(34)	(17)
Proceeds from sale of property, plant and equipment	494	50
Net cash acquired in the acquisition of a business	19,905	—
Net cash provided by (used in) investing activities	9,938	(9,242)

Cash flows from financing activities:
Proceeds on long-term debt	612,000	15,594
Payments on long-term debt	(514,000)	—
Deferred payments related to historical transactions	(5,694)	(7,962)
Payment of finance lease principal	(1,011)	(688)
Payments of dividends	(11,607)	(3,225)
Exercising and vesting of stock incentive awards	(1,966)	—
Net cash provided by financing activities	77,722	3,719

Effect of exchange rate changes on cash and cash equivalents	(2,310)	(87)
Net increase in cash and cash equivalents	60,798	9,211
Cash and cash equivalents at beginning of period	65,173	42,698

Index

Cash and cash equivalents at end of period	$125,971	$51,909

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	29,665	25,811
Income taxes	13,425	6,934
On July 1, 2025, the Company reclassified ESPP-related liabilities to equity under the plan. Immediately prior to the reclassification, the ESPP liability was revalued to $9,144 resulting in a gain of $6,377. The Company reclassified the $9,144 of ESPP-related liabilities to equity under the ESPP plan. This transaction did not involve cash and is a non-cash financing activity.

See accompanying Notes to Condensed Consolidated Financial Statements.
(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025, see Note 1 - Nature of Operations and Basis of Presentation)

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION
As used herein, the term “the Company” or “Aebi Schmidt” refers to Aebi Schmidt Holding AG and its subsidiaries unless designated or identified otherwise.
Nature of Operations
The Company is a provider of innovative technical products for cleaning and clearing traffic areas as well as mowing green spaces in particularly challenging terrain. The range of products comprises vehicles, attachable and demountable devices for individual vehicle equipment as well as related services. In addition, the Company manufactures and assembles specialty vehicles for commercial and recreational applications, including walk-in vans, truck bodies for last-mile delivery, vocation-specific upfit solutions, and luxury motorhome chassis. It also offers replacement parts, repair, maintenance, and refurbishment services for these vehicles. Aebi Schmidt Holding AG covers the European and North American markets with its own sales organizations, while clients outside of these markets are served either directly by the exporting subsidiary or indirectly by the worldwide dealer network.
The Shyft Transaction
On December 16, 2024, the Company entered into an Agreement and Plan of Merger, dated as of December 16, 2024 (the “Merger Agreement”), by and among The Shyft Group, Inc., a Michigan corporation (“Shyft”), the Company, ASH US Group, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Aebi Schmidt (“Holdco”), and Badger Merger Sub, Inc., a Michigan corporation and direct, wholly owned subsidiary of Holdco (“Merger Sub”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into Shyft (the “Merger”, and the time at which the Merger is effective, the “Effective Time”), with Shyft surviving the Merger as a direct, wholly owned subsidiary of Holdco and as an indirect, wholly owned subsidiary of Aebi Schmidt (the transactions contemplated by the Merger Agreement, the “Transactions”). “Combined Company” refers to Aebi Schmidt as of and following the Effective Time.
At the Effective Time (July 1, 2025), each share of common stock, no par value, of Shyft (“Shyft Common Stock”) that was issued and outstanding as of immediately prior to the Effective Time (other than any shares of Shyft Common Stock that are held as of immediately prior to the Effective Time by Holdco, Aebi Schmidt, Merger Sub or any of their respective subsidiaries) automatically converted into the right to receive 1.040166432 (the “Exchange Ratio”) shares of fully paid and nonassessable shares of common stock, par value $1.00 per share, of Aebi Schmidt (“Aebi Schmidt Common Stock”), on the terms and subject to the conditions set forth in the Merger Agreement.
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
Immediately following the Effective Time, the Board of Directors of the Combined Company was composed of eleven members, six of whom were designated by Aebi Schmidt and five of whom were designated by Shyft. James A. Sharman, the Chairman of the Shyft Board of Directors as of immediately prior to the Effective Time, serves as the Chairman of the Board of Directors of the Combined Company (the “Combined Company Board”) following the Effective Time. Barend Fruithof, current CEO of Aebi Schmidt, serves as Vice Chairman and Peter Spuhler, former Chairman of Aebi Schmidt, serves on the Combined Company Board.
The Merger is accounted for as a forward merger using the acquisition method of accounting, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), with Aebi Schmidt treated as the legal and accounting acquirer and Shyft treated as the legal and accounting acquiree. For further information regarding the Shyft Transaction please refer to Note 14 – Business Combination.

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
Forward Stock Split. On July 1, 2025, the Company effected a forward stock split of its issued and outstanding common stock, par value $1.00 per share, at a ratio of 1-for-7.5 (the “2025 Forward Stock Split”). Shares of common stock were proportionately increased.
All of the Company’s historical share and per share information related to issued and outstanding common stock in these condensed consolidated financial statements have been adjusted, on a retroactive basis, to reflect the 2025 Forward Stock Split.
Stock-Based Compensation. Stock based compensation cost for equity-based awards is measured at fair value on the grant date, and is recognized over the requisite service period, net of estimated forfeitures. For cost for service-based awards with graded vesting, the company has elected a policy to recognize the expense straight line. The grant date fair value of restricted stock awards and restricted stock units is based upon the quoted market price of the common stock on the date of grant. Our stock-based compensation plans are described in more detail in Note 12 – Stock Based Compensation.

Recently Issued Accounting Pronouncements Not Yet Adopted.

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

In January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement, ASU 2024-03, as clarified by ASU 2025-01, is effective for the fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of these statements on the Consolidated Financial Statements.

Index
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for the Company beginning in the fiscal year ending December 31, 2026. The Company is currently evaluating the impacts of the adoption of ASU 2025-05 on the Consolidated Financial Statements.

In September 2025, the FASB issued Accounting Standards Update 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"). ASU 2025-06 clarified and modernizes the accounting for costs related to internal-use software. The amendments in ASU 2025-06 remove all references to project stages throughout Subtopic 350-40 and clarify the threshold entities apply to begin capitalizing costs. Entities must evaluate whether there is “significant development uncertainty,” such as unresolved novel functionality or substantially revised performance requirements, before meeting this capitalization threshold. ASU 2025-06 is effective for the Company for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of ASU 2025-06 on the consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of income (loss) and comprehensive income (loss) and statements of cash flows.

NOTE 2 – REVENUE
Contract Assets and Liabilities
The tables below disclose changes in contract assets and liabilities for the nine months ended September 30, 2025 and 2024.

Contract Assets	September 30, 2025	September 30, 2024
Contract assets, beginning of period	$24,145	$9,654
Reclassification of contract assets to receivables, as the result of rights to consideration becoming unconditional (1)	(44,735)	(8,366)
Contract assets recognized, net of reclassification to receivables (1)	103,222	22,594
Contract assets, end of period	$82,632	$23,882

Contract Liabilities
Contract liabilities, beginning of period	$20,044	$12,979
Reclassification of contract liabilities to revenue, as the result of performance obligations satisfied (2)	(12,626)	(3,208)
Cash received in advance and not recognized in revenue (2)	15,912	7,251
Contract liabilities, end of period	$23,330	$17,022
(1) Includes contract assets acquired in the Merger with Shyft. Refer to Note 14 - Business Combination.
(2) Includes contract liabilities acquired in the Merger with Shyft. Refer to Note 14 - Business Combination.

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the North America and Europe and Rest of the World (“ROW”) segments are $884,760 and $242,564 respectively.

For performance obligations that are satisfied over time, revenue is expected to be recognized over the period to complete the contract. For performance obligations that are satisfied at a point in time, revenue is expected to be recognized when the

Index
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

	Three Months Ended September 30, 2025
	New Business	After Sales	Total
Primary geographical markets
North America	$299,694	$36,271	$335,965
Europe and ROW	105,896	29,464	135,360
Total Sales	$405,590	$65,735	$471,325

Timing of revenue recognition
Products transferred at a point in time	$168,075	$58,982	$227,057
Products and services transferred over time	237,515	6,753	244,268
Total Sales	$405,590	$65,735	$471,325

	Three Months Ended September 30, 2024
	New Business	After Sales	Total
Primary geographical markets
North America	$132,400	$11,970	$144,370
Europe and ROW	92,393	25,688	118,081
Total Sales	$224,793	$37,658	$262,451

Timing of revenue recognition
Products transferred at a point in time	$162,240	$31,876	$194,116
Products and services transferred over time	62,553	5,782	68,335
Total Sales	$224,793	$37,658	$262,451

	Nine Months Ended September 30, 2025
	New Business	After Sales	Total
Primary geographical markets
North America	$564,826	$64,674	$629,500
Europe and ROW	281,802	86,952	368,754
Total Sales	$846,628	$151,626	$998,254

Timing of revenue recognition
Products transferred at a point in time	$484,116	$132,226	$616,342
Products and services transferred over time	362,512	19,400	381,912
Total Sales	$846,628	$151,626	$998,254

Index

	Nine Months Ended September 30, 2024
	New Business	After Sales	Total
Primary geographical markets
North America	$402,859	$39,029	$441,888
Europe and ROW	265,776	80,067	345,843
Total Sales	$668,635	$119,096	$787,731

Timing of revenue recognition
Products transferred at a point in time	$489,871	$103,116	$592,987
Products and services transferred over time	178,764	15,980	194,744
Total Sales	$668,635	$119,096	$787,731
NOTE 3 – INVENTORIES
Inventories are summarized as follows:

	September 30, 2025	December 31, 2024
Finished goods	$142,250	$105,481
Work in process	65,638	34,334
Raw materials and purchased components	176,558	91,584
Total Inventories	$384,446	$231,399
NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

The Company tests goodwill for impairment at the reporting unit level on an annual basis as of year-end, or whenever an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See “Goodwill and Other Intangible Assets” within “Note 1 - Nature of Operations and Basis of Presentation” for a description of the accounting policies regarding goodwill and other intangible assets and to "Note 14 - Business Combination" for additional information regarding the assets acquired and liabilities assumed from the Shyft Transaction.

As of September 30, 2025, the most recent annual goodwill impairment assessment date, three reporting units were identified for goodwill impairment testing: Monroe, MB Group, and Shyft. The Company qualitatively assessed goodwill assigned to the Monroe, MB Group, and Shyft reporting units and concluded there were no indicators of impairment. As discussed in “Note 1 - Nature of Operations and Basis of Presentation”, there are significant judgments inherent in the impairment assessments and discounted cash flow analyses. These discounted cash flow analyses are most sensitive to the WACC assumption.

The changes in the carrying amount of goodwill for the periods ended September 30, 2025 and December 31, 2024, were as follows (in thousands):

	North America Segment
	Monroe	MB Group	Shyft	Total
Balance at December 31, 2024	$197,969	$23,220	$—	$221,189
Acquisition and measurement period adjustment	—	—	193,960	193,960
Balance at September 30, 2025	$197,969	$23,220	$193,960	$415,149

Index
Other Intangible Assets

As of September 30, 2025 and December 31, 2024, the Company had other intangible assets for the following: Concessions, rights and licenses, Customer relationships, Brands and Technology. These other intangible assets are amortized utilizing a straight-line approach over the estimated useful lives.

The following table provides information regarding other intangible assets:

	September 30, 2025			December 31, 2024
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Concessions, rights, and licenses	$602	$(332)	$270	$602	$(305)	$297
Customer relationships	248,028	(49,368)	198,660	158,637	(39,901)	118,736
Brands	126,450	(15,383)	111,067	65,612	(11,799)	53,813
Technology	30,917	(3,180)	27,737	4,549	(2,071)	2,478
Order backlog	4,809	(1,202)	3,607	—	—	—
Total intangible assets	$410,806	$(69,465)	$341,341	$229,400	$(54,076)	$175,324

The Company recorded other intangible asset amortization expense of $8,049 and $3,575 during the three months ended September 30, 2025, and 2024, respectively, and $15,389 and $10,726 during the nine months ended September 30, 2025, and 2024, respectively.

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Amount
2025	$8,049
2026	29,793
2027	27,388
2028	27,267
2029	27,115
Thereafter	221,729
Total intangible assets	$341,341

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are summarized by major classifications as follows:

	September 30, 2025	December 31, 2024
Land and Building	$135,821	$69,119
Technical installation and machinery	92,249	53,851
Plant and office equipment	56,879	44,395
Assets under construction	7,757	2,346
Subtotal	292,706	169,711
Less: accumulated depreciation	(119,757)	(101,064)
Total Property, plant and equipment, net	$172,949	$68,647
The Company recorded depreciation expense of $6,785 and $2,877 during the three months ended September 30, 2025 and 2024, respectively, and $12,219 and $8,464 during the nine months ended September 30, 2025, and 2024, respectively.

Index
NOTE 6 – LEASES
The Company has both operating and finance leases for land, buildings, machinery, vehicles and certain equipment. Our leases have remaining lease terms of 1 to 25 years, some of which include options to extend the lease agreements for up to 12 years. Our leases do not contain residual value guarantees. As of September 30, 2025, and December 31, 2024, assets recorded under finance leases were immaterial.
Operating lease expenses are classified as cost of products sold and selling, general and administrative on the Consolidated Statements of Operations. The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating leases	$7,499	$3,217	$15,172	$9,490
Finance leases
Amortization of right of use assets	201	111	461	326
Interest on lease liabilities	20	8	40	25
Short-term leases	213	63	292	153
Variable lease expense	119	145	357	434
Sublease income	(570)	(196)	(1,350)	(600)
Total lease expense	$7,482	$3,348	$14,972	$9,828
The weighted average remaining lease term and weighted average discount rate were as follows:

	September 30,
	2025	2024
Weighted average remaining lease term (in years)
Finance leases	3	3
Operating leases	12	13

Weighted average discount rate
Finance leases	3.32%	1.43%
Operating leases	5.63%	5.48%
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - Financing cash flows	$1,011	$688
Finance leases - Operating cash flows	40	25
Operating leases - Operating cash flows	14,759	9,043

Right of use assets obtained in exchange for lease obligations:
Operating leases	104,662	3,997
Finance leases	1,122	212
	$105,784	$4,209

Index
Maturities of lease liabilities as of September 30, 2025, are as follows:

Years ending December 31:	Finance	Operating
2025	$332	$7,189
2026	1,219	26,738
2027	418	21,989
2028	294	19,205
2029	208	17,322
2030	71	15,514
Thereafter	6	119,282
Total lease payments	2,548	227,239
Less: imputed interest	$(133)	$(66,836)
Total lease liabilities	$2,415	$160,403
NOTE 7 – INCOME TAXES
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
Our income tax (expense) benefit was $447 and $(1,549) for the three months ended September 30, 2025, and 2024, respectively. The tax (expense) benefit represented a 59.8% and (26.4)% effective tax rate for the three months ended September 30, 2025, and 2024, respectively. Income tax (expense) benefit was $550 and $(8,651) for nine months ended September 30, 2025 and 2024, respectively. The tax (expense) benefit represented a 143.2% effective tax rate and (28.9)% effective tax rate for the nine months ended September 30, 2025 and 2024, respectively.
The income tax (expense) benefit for the quarter was impacted by the first time inclusion of Shyft in the calculation of the annual expected effective income tax rate of the Company. Furthermore, the revaluation of the liability for the Aebi Schmidt Historical Employee Share Plan was non-taxable for the Company and this tax benefit was fully recognized in the three months ended September 30, 2025.
The Organization for Economic Cooperation and Development’s (“OECD”) Pillar Two global corporate minimum tax rate of 15% has been in effect since 2024 and applies for companies with revenues of at least €750 million. The Company is subject to the Pillar Two regulations. The Company has continued to evaluate the effect of this through the third quarter of 2025 and determined that it did not have any material impacts for the current year. The Company will continue to assess the impact of the Pillar Two minimum tax regulations, including the impact from additional clarifications that are published by OECD and local tax authorities.

On July 4, 2025, the United States enacted the One Big Beautiful Bill Act of 2025 (“OBBBA”) into law. The OBBBA includes provisions allowing accelerated tax deductions for qualified property and research expenditures and limitations on business interest deductions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others being implemented through 2027. The enactment of the OBBBA did not have a material impact on the Company’s effective tax rate for the three and nine months ended September 30, 2025. Administrative guidance interpreting the Act will be released over coming quarters which the Company will continue to monitor.

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES
Warranty Related
We provide limited warranties against assembly or construction defects. These warranties generally provide for the replacement or repair of defective parts or workmanship for a specified period following the date of sale. The end users also may receive limited warranties from suppliers of components that are incorporated into our chassis and vehicles.

Index
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
Changes in the warranty liability are summarized below:

	Nine Months Ended September 30,
	2025	2024
Balance of warranty liability, beginning of period	$10,206	$8,022
Accruals for current period sales	4,371	3,265
Cash settlements	(2,739)	(1,466)
Changes in liability for pre-existing warranties	38	(37)
Acquisition	6,782	—
Translation adjustment	980	66
Balance of warranty liability, end of period	$19,638	$9,850
Long-term warranty provision amounting to $2,129 and $878 as of September 30, 2025 and 2024, respectively is included within the Other non-current liabilities in the Condensed Consolidated Balance Sheets.
Chassis Pool Agreements
As of September 30, 2025, and December 31, 2024, chassis consigned inventory was approximately $104,192 and $36,573 respectively. The Company incurred $1,128 and $593 of interest expense related to the chassis on hand during the three months ended September 30, 2025 and 2024, respectively, and $1,592 and $1,534 during the nine months ended September 30, 2025 and 2024, respectively. For additional information regarding our chassis pool agreements refer to our audited consolidated financial statements and footnotes included in our Form S-4.
NOTE 9 – DEFINED BENEFIT PENSION PLANS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service cost	$676	$658	$1,947	$1,922
Interest cost	428	496	1,239	1,450
Expected return on plan assets	(1,173)	(995)	(3,387)	(2,907)
Amortization of net gain	(253)	(280)	(729)	(817)
Administrative expenses	49	58	141	169
Total Benefit cost	$(273)	$(63)	$(789)	$(183)
The components of net periodic pension and other postretirement cost, other than service cost, are included in Other income (expense) in our Condensed Consolidated Statements of Operations.
Investments measured at Net Asset Value (NAV) as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
Pooled investment funds - at fair value	$45,426	$39,773
Total Plan Assets	$173,973	$152,173

Index
The following valuation methodologies were used to measure these assets:
(1)Equity securities (equities) - Common Stocks and mutual funds are valued at the closing price reported on the active market on which the individual securities are traded and are classified as Level 1.
(2)Fixed income securities (bonds) - Debt securities include government and corporate bonds which are generally quoted in active markets or as units in mutual funds are classified as Level 1. Debt securities for which market prices are not available are valued based on yields reflecting the perceived risk of the issuer and the maturity of the security, recent disposals in the market or other modelling techniques, which may involve judgment. Units in mutual funds which are not directly quoted on a public stock exchange and/or for which a fair value is not readily determinable are measured at fair value using NAV. They are therefore classified as Level 2.
(3)Cash and cash equivalents (liquidity) - Cash and cash equivalents include money market instruments and commingled funds. Valuations are generally based on observable inputs. They are categorized as Level 1.
(4)Real estate - Real estate investments are classified as Level 2 and are measured at fair value using discounted cash flow.
NOTE 10 – DEBT
Debt consists of the following:

	September 30, 2025	December 31, 2024
Revolving credit facility, due 2030	$345,495	$—
Term loan, Facility A, due 2030	234,829	—
Revolving credit facility, due 2026	—	152,787
Term loan:
Facility A, due 2026	—	20,778
Facility B, due 2026	—	40,000
Facility C, due 2026	—	119,715
Shareholder loan	58,897	51,982
Other debt	14,201	14,591
Total debt	653,422	399,853
Less current portion of long-term debt	(25,063)	(23,259)
Total long-term debt	$628,359	$376,594
Refinancing Transaction

On March 10, 2025, the Company entered into a syndicated $600,000 credit facilities agreement ("New Credit Facilities Agreement") comprising:

•Term loan, Facility A, due 2030
•Revolving Credit facility (Revolving Facility, due 2030)

The New Credit Facilities Agreement became effective with the closing of the Merger. As of July 1, 2025, the proceeds obtained ($572,050) were utilized to fully repay the outstanding amounts of:

•Term Loan, Facility A, B and C, due 2026 ($186,961)
•Revolving Credit Facility, due 2026 ($185,639)
•Bilateral Credit Lines ($21,096)
•Revolving Credit Facility of Shyft ($120,000)

Following a creditor-by-creditor assessment, the Company determined that the New Credit Facilities Agreement constitutes a modification for continuing creditors and an extinguishment for leaving creditors, in accordance with ASC 470-50.

Term loan, Facility A, due 2030

Index
Facility A is a multicurrency senior secured amortizing term loan facility with a total commitment amount of $350,000. The interest rate is variable defined based on the applicable reference rate (SOFR, SARON, EURIBOR), plus a margin. The margin increases with the Company’s leverage ratio. The average interest rate for the three months ended September 30, 2025 was 6.719%.

As of September 30, 2025, debt issuance costs of $5,066 are deferred and amortized based on the effective interest method and $1,161 have been written off for the three months ended September 30. 2025 due to the debt modification accounting.

The Company is subject to certain customary covenants that prohibit the Company from incurring additional indebtedness, limit certain acquisitions, investments, advances or loans and restrict substantial asset sales (all subject to certain exceptions and baskets). In addition, the credit facilities agreement also requires the Company to maintain certain financial ratios. For the current reporting period, the Company was required to maintain a leverage ratio that did not exceed 3.75x. The Company was in compliance with all covenants as of September 30, 2025.

Revolving credit facility, due 2030

The Revolving Facility is a multicurrency senior secured revolving loan facility with a total commitment amount of up to $250,000. The interest rate is variable and based on the applicable a reference rate (SOFR, SARON, EURIBOR), plus a margin. The margin increases with the Company’s leverage ratio. The average interest rate for the three months ended September 30, 2025 was 6.574%.

As of September 30, 2025, debt issuance costs of $3,618 are deferred and amortized based on a straight-line basis over the term and $829 have been written off for the three months ended September 30, 2025 due to the debt modification accounting.

The Company is subject to certain customary covenants that prohibit the Company from incurring additional indebtedness, limit certain acquisitions, investments, advances or loans and restrict substantial asset sales (all subject to certain exceptions and baskets). In addition, the credit facilities agreement also requires the Company to maintain certain financial ratios. For the current reporting period, the Company was required to maintain a leverage ratio that did not exceed 3.75x. The Company was in compliance with all covenants as of September 30, 2025.

Term Loan

In November 2021, the Company entered a syndicated loan agreement with various banks for financing acquisitions. The prior term loan was split into the following facilities:
Facility A - A senior amortizing term loan facility with a total commitment of EUR45,000 ($52,835).
Facility B - A senior amortizing term loan facility with a total commitment of $60,000.
Facility C - A senior non-amortizing term loan facility with a total commitment of $90,000 and EUR28,602 ($33,582).
The interest rate has been variable defined based on EURIBOR (EUR) compounded with SOFR (USD) plus a given interest margin. The average interest margin of Facility A and B was 2.183% for the six months ended June 30, 2025, and 2.200% and 2.333% during the three and nine months ended September 30, 2024. The average interest rate margin for Facility C was 2.675% for six months ended June 30, 2025, and 2.700% and 2.830% during the three and nine months ended September 30, 2024.
On July 1, 2025, the Company has repaid the outstanding amount of $186,961 with the proceeds obtained under the Term loan, Facility A, due 2030 and each of Facility A, Facility B and Facility C were terminated.

The Company has been committed to fulfill certain financial covenants throughout the credit contract period and was in compliance with all covenants.

Revolving Credit Facility, due 2026
The aggregate of the Revolving Credit Facility Commitment of EUR165,000 ($193,727) was primarily used for refinancing existing debt obligations, excluding those related to Facility A. In addition, the Revolving Credit Facility

Index
supported the broader financial needs of the Company, including general corporate purposes and working capital requirements, as well as funding permissible acquisitions aligned with the Company’s strategic objectives.
On July 1, 2025, the Company repaid the outstanding amount of $185,639 with the proceeds obtained under the Revolving Facility, and the Revolving Credit Facility was terminated.

Shareholder loans
As of September 30, 2025, and December 31, 2024, there were subordinated shareholder loans totaling CHF13,563 (2025: $17,006, 2024: $14,970) and EUR15,000 (2025: $17,612, 2024: $15,584) from PCS Holding AG, as well as CHF10,000 (2025: $12,538, 2024: $11,038) and EUR10,000 (2025: $11,741, 2024: $10,390) from Gebuka AG. The loans are originally granted for a fixed term, but the term will be extended if the loan agreement is not terminated 90 days prior to the end date or if an extension agreement is signed. The change in the loan balance as of September 30, 2025 and December 31, 2024, is solely due to foreign exchange rate fluctuations. These shareholder loans were renewed and amended in connection with the New Credit Facilities Agreement and survived the Closing.
Off-balance sheet arrangements
The contingent liabilities include guarantees (“performance bonds”) amounting to $16,181 and $13,202 as of September 30, 2025 and December 31, 2024, respectively. Through the normal course of bidding for and executing certain projects, the Company has entered into bid/performance bonds and surety bonds (collectively “performance bonds”) with various financial institutions. Customers can draw on such performance bonds if the Company does not fulfil its contractual obligations. If a performance bond is drawn, the Company would have an obligation to reimburse the financial institution for amounts paid. There have been no significant amounts reimbursed to financial institutions under these types of arrangements for the nine months ended September 30, 2025 and 2024.
NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of AOCI, net of tax are as follows:

	September 30, 2025	September 30, 2024
Foreign currency translation adjustments	$9,597	$7,820
Pension benefits	23,680	17,029
Total accumulated other comprehensive income	$33,277	$24,849
NOTE 12 – STOCK BASED COMPENSATION AND EQUITY
We assumed The Shyft Stock Incentive Plan in connection with the acquisition of Shyft. There are outstanding awards under that plan, and we may make additional awards under that plan, to certain employees and non-employee directors. In addition, shortly prior to our acquisition of Shyft we made restricted stock grants to certain of our employees and non-employee directors pursuant to the “Retention Awards” described below. Shares reserved for outstanding awards under these plans total 5,856,250. Total shares remaining for stock incentive grants under these plans totaled 1,072,456 at September 30, 2025.

Restricted Stock – Retention Awards

On June 24, 2025, the company granted 250,000 equity classified restricted stock awards (“2025 Retention Awards”) with a grant date fair value of $11.72 that cliff vest three years from the grant date. When granted, the vesting of these awards was also contingent on a performance condition related to the Transaction closing, which became probable at the Effective Time. Once probable, compensation cost for the 2025 Retention Awards is recognized over the three-year cliff vesting period. The grant date fair value of Aebi's stock was calculated using the Shyft Group share price on June 24, 2025, adjusted by the Exchange Ratio. During the three months ended September 30, 2025, we recorded compensation expense, net of cancellations, of $306 related to 2025 Retention Awards.
As of September 30, 2025, there was $2,669 of remaining unrecognized compensation cost related to the 2025 Retention Awards, which is expected to be recognized over a weighted-average period of 2.75 years.

Index

	Total Number of Non-vested Shares (000)	Weighted-Average Grant Date Fair Value per Unit
Non-vested as of June 30, 2025	250	$11.72
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested as of September 30, 2025	250	$11.72

2025 Restricted Stock Awards

At the Effective Time, each Shyft restricted stock awards (“Shyft RSA”) that was held by an employee and did not vest on or prior to the Effective Time by its terms, was assumed by Aebi Schmidt and exchanged for time-vesting Aebi Schmidt restricted stock awards (“Aebi Schmidt RSAs”) of equivalent value and subject to substantially the same terms and conditions, including vesting and settlement terms, as applied to the corresponding Shyft RSA immediately prior to the Effective Time. The number of shares of Aebi Schmidt Common Stock subject to such Aebi Schmidt RSAs was equal to the product of (i) the total number of shares of Shyft Common Stock underlying each Shyft RSA prior to the Effective Time, multiplied by (ii) the Exchange Ratio. Pursuant to ASC 805, the acquisition date fair-value-based measured of the Shyft RSA being replaced was allocated to consideration transferred based on the ratio of pre-combination service over the greater of the total service period or the original service period. Post-combination compensation cost, which will be recognized straight line over the remaining requisite service period of the replacement awards following the Transactions, was calculated as the difference between the acquisition date fair-value-based measure of the replacement Aebi Schmidt RSAs and the amount allocated to consideration transferred.

Shares awarded entitle the shareholder to all rights of common stock ownership except that the shares are subject to the risk of forfeiture and may not be sold, transferred, pledged, exchanged or otherwise disposed of during the vesting period, which is three years.

We receive an excess tax benefit or liability during the period the restricted shares vest. The excess tax benefit (liability) is determined by the excess (shortfall) of the market price of the stock on date of vesting over (under) the acquisition date fair value used to amortize the awards to compensation expense. As required, any excess tax benefits or liabilities are reported in the Consolidated Statements of Cash Flows as operating cash flows.

The Aebi Schmidt RSAs, excluding the 2025 Retention Awards above, activity for the three months ended September 30, 2025, is as follows:

	Total Number of Non-vested Shares (000)	Weighted-Average Grant Date Fair Value per Unit
Non-vested as of June 30, 2025	—	$—
Granted	336	12.06
Vested	(136)	12.06
Forfeited	(94)	12.06
Non-vested as of September 30, 2025	106	$12.06

The weighted-average grant date fair value of non-vested shares granted was $12.06 for the three months ended September 30, 2025. During the three months ended September 30, 2025 we recorded compensation expense, net of cancellations, of $1,458 related to Restricted Stock Awards. The total income tax benefit related to restricted stock awards was $3. For the three months ended September 30, 2025, restricted shares vested with an aggregate fair market value of $1,538. As of September 30, 2025, we had unearned stock-based compensation of $959 associated with these restricted stock grants, which will be recognized over a weighted average of 2.7 years.

Index

Restricted Stock Units

At the Effective Time, each Shyft restricted stock unit (“Shyft RSU”) that was held by an employee and did not vest on or prior to the Effective Time by its terms, was assumed by Aebi Schmidt and exchanged for time-vesting Aebi Schmidt restricted stock units ("Aebi Schmidt RSUs") of equivalent value and subject to substantially the same terms and conditions, including vesting and settlement terms, as applied to the corresponding Shyft RSU immediately prior to the Effective Time. The number of shares of Aebi Schmidt Common Stock subject to such Aebi Schmidt RSUs was equal to the product of (i) the total number of shares of Shyft Common Stock underlying each Shyft RSU prior to the Effective Time, multiplied by (ii) the Exchange Ratio. Pursuant to ASC 805, the acquisition date fair-value-based measured of the Shyft RSU being replaced was allocated to consideration transferred based on the ratio of pre-combination service over the greater of the total service period or the original service period. Post-combination compensation cost, which will be recognized straight line over the remaining requisite service period of the replacement awards following the Transactions, was calculated as the difference between the acquisition date fair-value-based measure of the replacement Aebi Schmidt RSUs and the amount allocated to consideration transferred. Each Shyft performance stock unit (“Shyft PSU”) was similarly converted to Aebi Schmidt equity classified RSUs at the Effective Time based on the Exchange Ratio.

The cost and associated tax benefit for all outstanding Aebi Schmidt RSUs for the three months ended September 30, 2025 was $3,832 and $381 respectively.

The Aebi Schmidt RSU activity for the three months ended September 30, 2025, is as follows:

	Total Number of Non-vested Shares (000)	Weighted-Average Grant Date Fair Value per Unit
Non-vested as of June 30, 2025	—	$—
Granted	1,170	12.06
Vested	(541)	12.06
Forfeited	(47)	12.06
Non-vested as of September 30, 2025	582	$12.06

As of September 30, 2025, there was $4,650 of remaining unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 1.7 years.

Aebi Schmidt Historical Employee Share Plan

Prior to the Transactions, we offered an employee share plan (“Aebi Schmidt Historical Employee Share Plan”) whereby certain employees who met certain service requirements could purchase shares of the Company. Under the Aebi Schmidt Historical Employee Share Plan, the Human Resources and Compensation Committee granted participants stock awards (2025: —, 2024: —, 2023: 13,424). Awards of shares of the Company were granted and vested under the plan in exchange for consideration and the shares carried dividend and voting rights effective as of the grant date of the awards. The Human Resources and Compensation Committee had sole discretion in determining whether any shares were allocated to the Plan for purchase in any given year. In a year where the Human Resources and Compensation Committee had allocated shares for the Plan, plan participants purchased shares in the Company at a discount of 40% to the fair value. As there are no post-purchase service requirements, the Company historically recognized the compensation cost for the awards at the time the participant purchased the shares, because the discount made it compensatory in nature, in scope of ASC 718. The final purchase window for the Aebi Schmidt Historical Employee Share Plan ended on July 1, 2025, and the plan is no longer in effect.
Under the Aebi Schmidt Historical Employee Share Plan, the Company, prior to being listed on an active stock exchange, had the right to repurchase all shares held by the participant using the last fair value calculated prior to termination if a participant terminated for any reason other than death or retirement. Therefore, the Company historically recognized a liability based on the repurchase provisions of the award. Upon successful completion of the Transaction, the repurchase right terminated, accordingly the awards under the employee share plan were re-valued using the share price of $12.06 on July 1, 2025 to fair value and reclassified from liability to equity. The liability as of June 30, 2025 was $13,734, representing 757,140 shares following the forward stock split (refer to Note 1 – Nature of Operations and Basis of

Index
Presentation for further information regarding the forward stock split). The revaluation of the liability, immediately prior to reclassification to equity, resulted in a reduction in compensation cost of $6,377 recognized in selling, general and administrative in our Consolidated Condensed Statement of Operations.

NOTE 13 – EARNINGS PER SHARE
Basic earnings per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential outstanding shares of common stock during the period. Potential shares of common stock are calculated using the treasury-stock method and consist of incremental shares issuable upon the vesting of the 2025 Retention Awards, Aebi Schmidt RSAs and the Aebi Schmidt RSUs. The computation of both earnings per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share data)
Basic earnings per share:
Net income	$1,206	$4,303	$971	$21,214
Shares used in computation:
Weighted-average shares of common stock outstanding	76,963	40,365	52,555	40,365
Basic earnings per share	$0.02	$0.11	$0.02	$0.53

Diluted earnings per share:
Net income	$1,206	$4,303	$971	$21,214
Shares used in computation:
Weighted-average share of common stock outstanding	76,963	40,365	52,555	40,365
Effect of dilutive stock-based awards	171	—	57	—
Weighted-average number of shares	77,134	40,365	52,612	40,365
Diluted earnings per share	$0.02	$0.11	$0.02	$0.53
NOTE 14 – BUSINESS COMBINATION
On July 1, 2025 (“Acquisition Date”), the Company closed on the acquisition of all outstanding stock of Shyft, a niche market leader in specialty vehicle manufacturing and assembly for the commercial and recreational vehicle industries, pursuant to the Merger Agreement. For further information regarding the Merger please refer to Note 1- Nature of Operations and Basis of Presentation.

The Company acquired 100% of Shyft’s voting equity interests, with the primary motivation being to enhance the Company’s product offerings in specialty vehicle solutions, expand market share in North America, and leverage Shyft’s innovative design and manufacturing capabilities. Shyft will expand the Company’s ability to provide customized vehicle solutions, including walk-in vans, truck bodies, and luxury Class A diesel motorhome custom chassis to a diverse clientele, including commercial users, original equipment manufacturers, dealers, and governmental entities, thereby providing a diversified portfolio that mitigates risk across various market cycles. Shyft was headquartered in Novi, Michigan, and is integrated into the North America Segment. Shyft’s annual sales in 2024 were $786,176.

The total consideration transferred was approximately $443,103. The Company will record the assets acquired and liabilities assumed at their fair values as of the Acquisition Date. The Shyft acquisition was accounted for using the acquisition method of accounting with the purchase price allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets include Brand, Technology, Customer relationships and Order backlog. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. In accordance with ASC 805-30-50-1(a), the goodwill recognized in this acquisition is attributed to several qualitative factors, including expected synergies from the integration

Index
of the operations of the acquiree and the acquirer, intangible assets that do not qualify for separate recognition, and other relevant factors. All of the goodwill has been provisionally assigned to the Shyft reporting unit, which has been recognized as part of the acquisition, and is included in the North America reportable segment. Goodwill totaled $193,960 and is not deductible for tax purposes.

In accordance with ASC 805, the allocation of the purchase price for the acquisition of Shyft is preliminary and subject to adjustment during the measurement period, which may extend up to one year from the Acquisition Date. The initial allocation of assets acquired and liabilities assumed is based on preliminary estimates and assumptions, and as such, the values assigned to certain working capital balances, identifiable intangible assets, property, plant and equipment, taxes, and contingent liabilities may be adjusted as additional information becomes available. These adjustments could result in changes to the amounts recognized in the Consolidated Financial Statements, including potential adjustments to the goodwill recognized. The Company will continue to refine its estimates and assumptions as it obtains more information, and any adjustments identified during the measurement period will be recognized in the reporting period in which the adjustments are determined.

The Company (i) issued and delivered to Shyft shareholders an aggregate of 36,350,634 shares of Aebi Schmidt Common Stock at $12.06 per share, (ii) paid to Shyft fractional shareholders an aggregate amount in cash equal to $2 (the “Cash Consideration”) and (iii) replaced Shyft equity awards amounting to $4,866 that are allocated to consideration transferred as they relate to the pre-acquisition period. The $443,103 of common stock was entirely comprised of Aebi Schmidt Common Stock, par value $1.00.

The purchase price was comprised of the following:

Purchase price:
Aebi shares issued to Shyft shareholders on July 01, 2025 (1)	36,350,634
Shyft stock price on June 30, 2025 (2)	$12.54
Exchange ratio	1.04
Share consideration (36,350,634 number of shares issued at the Fair Value of $12.06 per share)	$438,235
Add: Cash paid for fractional shares	2
Add: Fair value of Shyft Equity awards allocated to pre-acquisition period (3)	4,866
Total purchase price	$443,103

(1)Includes vested Shyft Director RSU awards.
(2)The fair value of the share consideration and the replacement awards issued to Shyft employees was determined using Shyft’s stock price, as it was considered more reliably measurable than the stock price of Aebi Schmidt. The measurement was based on Shyft’s stock price as of June 30, 2025, the last trading day prior to delisting, which occurred on the Closing Date of July 1, 2025.
(3)Represents the estimated fair value of Shyft RSAs, Shyft RSUs (other than Shyft Director RSUs), and Shyft PSUs attributable to pre-combination services. $501 of Shyft RSAs, $1,585 of Shyft RSUs, and $2,780 of Shyft PSUs are attributed to pre-combination service.

The total number of Aebi Schmidt shares issued as consideration, after adjusting for unvested RSAs, vested Director RSUs, and excluding fractional shares settled in cash, was 36,696,981 shares. This total comprises 36,350,634 shares issued to Shyft shareholders, of which 105,874 relating to Aebi Schmidt RSA exchanged for Shyft RSA that have not fully vested, and 346,347 shares that accelerated vesting upon a termination and change in control (double trigger provision). For further information regarding stock based compensation please refer to "Note 12 - Stock Based Compensation and Equity".

Acquisition costs in connection with the Merger incurred by the Company include acquisition-related legal and other professional fees in the total amount of $18,987 as of the Acquisition Date, which are recognized as $4,404 in the income statement for the year ended December 31, 2024 and $14,583 and $3,875 in the income statement for the nine and three months ended September 30, 2025, respectively. All amounts were recorded within other income (expense) for the respective periods.

As of July 1, 2025, the purchase price allocation to the fair value of assets acquired and liabilities assumed is as follows:

Index

Fair value of identifiable assets and liabilities:
Cash and cash equivalents	$19,905
Accounts receivable	84,121
Contract assets	44,559
Inventories	91,117
Prepaid expenses and other current assets	8,191
Total current assets	247,893
Property, plant and equipment	101,832
Goodwill	193,960
Intangible assets	181,104
Right of use assets operating leases	47,347
Other assets	1,317
Total Assets	$773,453

Accounts payable	$80,844
Accrued warranty	6,782
Accrued compensation and related taxes	11,174
Contract liabilities	9,123
Operating lease liability	9,221
Other current liabilities and accrued expenses	25,574
Current portion of long-term debt	452
Current liabilities	$143,170
Other non-current liabilities	12,205
Long-term operating lease liability	34,346
Long-term debt, less current portion	120,344
Deferred Tax Liabilities	20,285
Total Liabilities	330,350
Total fair value allocation of purchase price	$443,103

The value of Accounts Receivables acquired approximates the gross contractual amount of accounts receivable. The contractual amount not expected to be collected is immaterial.

As part of the business combination, the Company recognized contingent liabilities of $5,197 related to certain commitments. The Company measured these contingencies at fair value and the liabilities reflect management's best estimate of future payments related to these arrangements, which depends on final negotiated terms following the acquisition. The valuation incorporates probability-weighted scenarios based on expected outcomes. The Company continues to monitor these arrangements and will adjust the fair value as necessary in future reporting periods.

Intangible assets totaling $181,104 have provisionally been assigned to Brand, Technology, Customer relationships and Order backlog as a result of the acquisition and consist of the following (in thousands):

	Amount	Useful life (in years)	Weighted average amortization period (in years)
Brand	$60,803	5 - 20	18
Technology	26,079	10	10
Customer relationships	89,413	15	15
Order backlog	4,809	1	1
	$181,104		15

Index

The Company amortizes the Brand, Technology, Customer relationships and Order backlog utilizing a straight-line approach.

Shyft had revenue of $186,433 and generated operating income of $(6,136) for the period from the acquisition date through September 30, 2025, which is included in the accompanying consolidated financial statements.

The Company has applied the practical expedient in ASC 805-20-30-29 for contract assets and contract liabilities acquired in the business combination. Acquired contract assets and liabilities in the scope of ASC 606 are an exception to the ASC 805 fair value measurement principle and were measured as if Aebi Schmidt had originated the acquired contract. For each contract Aebi Schmidt reassessed the identification of performance obligations, determination of transaction price, allocation of transaction price, and measure of progress for each performance obligation as if Aebi Schmidt has been party to the original contract and recognized the resulting contract asset or liability as an asset acquired or a liability assumed. The application of this expedient aligns with the acquiree’s historical accounting and is not expected to materially affect the consolidated financial statements. The Company continues to evaluate the impact of these items in subsequent periods as part of its ongoing revenue recognition processes.

Supplemental Pro Forma (unaudited)

The following table summarizes the unaudited supplemental pro forma financial information for the three- and nine-month periods ended September 30, 2025 and 2024, as if the acquisition was completed on January 1, 2024. The unaudited pro forma information was prepared in accordance with the requirements of ASC 805. Pro forma adjustments have been made to reflect the impact of incremental non-recurring acquisition-related adjustments, including transaction costs of $14,583, cash retention awards of $1,778, share-based compensation of $3,006, employee severance of $15,140 and adjustment related to fair value step-up to inventory of $934. The adjustments also include the interest expense related to the debt modification, amortization of acquired intangible assets and lease remeasurement, depreciation of the fair-valued tangible assets, and the related tax effects of these adjustments.

(In thousands amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$471,325	$455,396	$1,376,945	$1,370,936
Net income	$14,485	$5,634	$9,124	$(11,894)

The unaudited supplemental pro forma financial information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed on January 1, 2024, nor is it necessarily indicative of future operating results of the combined entity. The unaudited pro forma financial information for the three- and nine-month periods ended September 30, 2025, is a result of combining the consolidated income statement of the Company with the results of the assets acquired from Shyft. The pro forma results do not include any cost savings and synergies anticipated as a result of the transaction. We believe the estimates and assumptions are reasonable, and the relative effects of the transaction are properly reflected.

NOTE 15 – SEGMENTS
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

Index
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
Sales and other financial information by reportable segment for the three months ended September 30, 2025, and September 30, 2024, are as follows:

	Three Months Ended September 30, 2025
	Segment
	North America	Europe and ROW	Total
New Business	$299,694	$105,896	$405,590
After Sales	36,271	29,464	65,735
Segment sales	$335,965	$135,360	$471,325

Depreciation and amortization expense	$13,430	$1,560	$14,990
Segment assets	$1,567,229	$508,131	$2,075,360
Capital expenditures	$3,323	$1,880	$5,203

	Three Months Ended September 30, 2024
	Segment
	North America	Europe and ROW	Total
New Business	$132,400	$92,393	$224,793
After Sales	11,970	25,688	37,658
Segment sales	$144,370	$118,081	$262,451

Depreciation and amortization expense	$4,695	$1,868	$6,563
Segment assets	$718,079	$413,976	$1,132,055
Capital expenditures	$1,297	$1,579	$2,876

Index
Segment Adjusted EBITDA is as follows:

	Three Month Ended September 30, 2025		Three Month Ended September 30, 2024
	North America	Europe and ROW	North America	Europe and ROW
Sales	$335,965	$135,360	$144,370	$118,081
Cost of products sold	271,447	105,765	115,020	92,554
Research and development	3,838	4,897	674	3,973
Selling, general and administrative	48,404	10,892	16,871	13,254
Other segment items(1)	(22,043)	5,928	(606)	(829)
Segment Adjusted EBITDA	$34,319	$7,878	$12,411	$9,129
(1)Other segment items include, other operating income and expenses, other income and expenses, depreciation and amortization, transaction related expenses, non-service cost related pension expense and legacy plan, foreign exchange gain on external debts and other non-recurring.
The reconciliation of total Segment Adjusted EBITDA to Income before income taxes as follows:

	Three Months Ended September 30,
	2025	2024
Total Segment Adjusted EBITDA	$42,197	$21,540
Interest expense	(14,227)	(8,733)
Foreign exchange losses on external debt	250	(1,096)
Depreciation and amortization	(14,990)	(6,563)
Restructuring and other related expenses	(14,423)	—
Transaction related expenses	(3,875)	—
Settlement of acquisition	(449)	—
Change in valuation of liability for legacy Aebi Schmidt employee share plan	6,377	—
Pension related income, net	1,025	674
Sales executive transition	—	(121)
Change in provision for contingencies	381	202
Non-cash stock-based compensation expenses	(825)	—
Other non-operating one-off items	(694)	(32)
Income before income taxes	$747	$5,871

Index
Sales and other financial information by reportable segment for the nine months ended September 30, 2025, and September 30, 2024, are as follows:

	Nine Months Ended September 30, 2025
	Segment
	North America	Europe and ROW	Total
New Business	$564,826	$281,802	$846,628
After Sales	64,674	86,952	151,626
Segment sales	$629,500	$368,754	$998,254

Depreciation and amortization expense	$23,376	$4,665	$28,041
Segment assets	$1,567,229	$508,131	$2,075,360
Capital expenditures	$6,743	$3,684	$10,427

	Nine Months Ended September 30, 2024
	Segment
	North America	Europe and ROW	Total
New Business	$402,859	$265,776	$668,635
After Sales	39,029	80,067	119,096
Segment sales	$441,888	$345,843	$787,731

Depreciation and amortization expense	$14,460	$4,930	$19,390
Segment assets	$718,079	$413,976	$1,132,055
Capital expenditures	$3,626	$5,666	$9,292
Segment Adjusted EBITDA is as follows:

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	North America	Europe and ROW	North America	Europe and ROW
Sales	$629,500	$368,754	$441,888	$345,843
Cost of products sold	503,642	290,361	352,277	264,671
Research and development	5,043	13,751	2,166	12,834
Selling, general and administrative	77,091	46,503	41,789	46,854
Other segment items(1)	(25,655)	2,751	(3,065)	(3,401)
Segment Adjusted EBITDA	$69,379	$15,388	$48,721	$24,885
(1)Other segment items include, other operating income and expenses, other income and expenses, depreciation and amortization, transaction related expenses, non-service cost related pension expense and legacy plan, foreign exchange gain on external debts and other non-recurring.

Index
The reconciliation of total Segment Adjusted EBITDA to Income before income taxes as follows:

	Nine Months Ended September 30,
	2025	2024
Total Segment Adjusted EBITDA	$84,767	$73,606
Interest expense	(30,033)	(26,310)
Foreign exchange gains/losses on external debt	(3,332)	1,058
Depreciation and amortization	(28,041)	(19,390)
Restructuring and other related expenses	(15,190)	—
Transaction related expenses	(14,583)	—
Settlement of acquisition	(1,317)	—
Changes in valuation of liability for legacy Aebi Schmidt employee share plan	6,377	—
Pension related income, net	2,979	1,930
Legal matters	(586)	(518)
Sales executive transition	—	(234)
Change in provision for contingencies	920	(146)
Non-cash stock-based compensation expenses	(825)	—
Other non-operating one-off items	(752)	(89)
Income before income taxes	$384	$29,907
The following table presents sales disaggregated by geography which exceed 10% of total sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Switzerland	$13,643	$13,627	$38,389	$42,867
U.S.	354,240	161,814	628,427	439,988
Other	103,442	87,010	331,438	304,876
Total sales	$471,325	$262,451	$998,254	$787,731
NOTE 16 – SUBSEQUENT EVENTS
In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2025 up through the date the Company issued the financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.

Index
Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion and analysis of the financial condition and results of operations of Aebi Schmidt should be read together with Aebi Schmidt’s unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. Unless the context requires otherwise, references to “Aebi Schmidt” in this section of the Quarterly Report refer to Aebi Schmidt and its consolidated subsidiaries. The information presented herein is based on management’s perspective of Aebi Schmidt’s results of operations. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of Aebi Schmidt’s control. Aebi Schmidt’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the section following the cover page to this Quarterly Report entitled "Forward-Looking Statements", and Part II, Item 1A of this Quarterly Report (Risk Factors), as well as the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in the Registration Statement.

Overview
Aebi Schmidt is a global leader in intelligent and innovative solutions for clean and safe infrastructure with a strong presence in over 90 countries in North America, Europe, and the rest of the world. Aebi Schmidt provides a wide range of technical products designed for effective maintenance of public and private infrastructure, including solutions for Snow and Ice Clearing, Airport Runway Clearing, Street Sweeping and Marking, Commercial Trucks and Trailers, and Agriculture. In addition, Aebi Schmidt manufactures and assembles specialty vehicles for commercial and recreational applications, including walk-in vans, truck bodies for last-mile delivery, vocation-specific upfit solutions, and luxury motorhome chassis, as well as offering related services such as repair, maintenance, and refurbishment. Aebi Schmidt remains committed to innovation and technology, integrating advanced features into its products to enhance performance and maintain a competitive market position. Based on its strategy and strong customer orientation, the Company is prepared to continue its growth path in the foreseeable future.

Aebi Schmidt operates in two reportable segments, which consist of (i) North America, and (ii) Europe including the rest of the world (collectively referred to as “Europe and the Rest of the World”). Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results we may achieve for the full year ending December 31, 2025.

North America

Aebi Schmidt’s North America Segment, now including Shyft, offers leading brands in Commercial Trucks and Trailers, Snow and Ice Clearing, and Airport Snow and Ice Clearing, Fleet and Specialty Vehicle markets. Aebi Schmidt operates as a key player in providing innovative solutions for snow removal, street cleaning, and other essential services that enhance infrastructure and public safety.

Europe and the Rest of the World

Aebi Schmidt maintains a strong presence in Europe and the Rest of the World through its Street Sweeping and Marking and Environmental Maintenance, Airport Snow and Ice Clearing, and Agriculture products. Aebi Schmidt has long-lasting relationships with airports and municipalities across Europe and with international customers.

Recent Developments
Business Combination with Shyft

On July 1, 2025 (“Acquisition Date”), Aebi Schmidt (“Acquirer”) acquired 100% of the outstanding equity interests of Shyft (“Acquiree”), a niche market leader in specialty vehicle manufacturing and assembly for the commercial and recreational vehicle industries, through a merger (the “Merger”). The Merger involved 100% of the voting equity interests of Shyft, with the primary reasons for the combination being to enhance the Company's product offerings in specialty vehicle solutions, develop the Company’s market share in North America, as well as to leverage Shyft's innovative design and manufacturing capabilities.

Index
The Merger was accounted for as a business combination in accordance with U.S. GAAP, with Aebi Schmidt treated as the legal and accounting acquirer and Shyft as the legal and accounting acquiree for financial reporting purposes. As a result of the Shyft acquisition, Aebi Schmidt expects to benefit from continued operational efficiency and cash flow generation from the Combined Company’s full suite of offerings, scaled platform, and expanded portfolio. The acquisition will facilitate Aebi Schmidt’s growth plans, including strengthening its financial profile and delivering significant value for its shareholders by unlocking synergies between Shyft and Aebi Schmidt. Refer to Note 14 - Business Combination for further information regarding the Merger.

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

The following table presents a summary of Aebi Schmidt’s key performance indicators for the nine months ended September 30, 2025, and September 30, 2024.

	Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024
Sales	$998,254	$787,731
Net income	934	21,256
Net income margin	0.09%	2.70%
Adjusted EBITDA(1)	84,767	73,606
Adjusted EBITDA margin(1)	8.49%	9.34%
Net cash used in operating activities	(24,552)	14,821
(1)Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. See the section titled “Non-GAAP Financial Measures” below for the definitions of these measures and the reconciliations to the most directly comparable U.S. GAAP financial measure.
Results of Operations
Three months ended September 30, 2025 compared with three months ended September 30, 2024

Index
Results for Aebi Schmidt for the three months ended September 30, 2025, compared to results for the three months ended September 30, 2024.

	For the Three Months Ended September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Sales	$471,325	$262,451	$208,874	80%
Cost of products sold	(377,212)	(207,574)	(169,638)	82%
Gross profit	94,113	54,877	39,236	71%
Operating expenses:
Research and development	(8,735)	(4,647)	(4,088)	88%
Selling, general and administrative	(59,296)	(30,125)	(29,171)	97%
Amortization of purchased intangibles	(7,975)	(3,516)	(4,459)	127%
Other operating (income) expense	(610)	(257)	(353)	137%
Total operating expenses	(76,616)	(38,545)	(38,071)	99%
Operating income	17,497	16,332	1,165	7%
Other income (expense):
Interest expense	(14,227)	(8,733)	(5,494)	63%
Other income (expense)	(2,523)	(1,728)	(795)	n.m.
Total other income (expense)	(16,750)	(10,461)	(6,289)	60%
Income from continuing operations before income taxes	747	5,871	(5,124)	(87)%
Income tax (expense) benefit	447	(1,549)	1,996	(129)%
Net income	1,194	4,322	(3,128)	(72)%
Less: Net income attributable to non-controlling interest	(12)	19	(31)	n.m.
Net income attributable to Aebi Schmidt Holding AG	$1,206	$4,303	$(3,097)	(72)%
n.m. – not meaningful
Sales
Sales increased by $208.9 million, or 80%, to $471.3 million in the three months ended September 30, 2025, from $262.5 million in the three months ended September 30, 2024. The increase in sales was primarily driven by sales attributed to Shyft of $186.4 million, an increase in new business sales of $17.7 million, and an increase in after sales of $4.7 million.

Cost of products sold
Cost of products sold increased by $169.6 million, or 82%, to $377.2 million in the three months ended September 30, 2025, from $207.6 million in the three months ended September 30, 2024. The increase in cost of products sold was driven by $152.2 million in costs attributable to Shyft, an increase of $15.9 million in costs related to new business sales, and an increase of $2.0 million in costs related to after sales. This was partially offset by a decrease of $0.3 million due to lower overhead costs incurred compared to the prior period.

Research and development expense
Research and development expense increased by $4.1 million, or 88%, to $8.7 million in the three months ended September 30, 2025, from $4.6 million in the three months ended September 30, 2024 driven by an increase of $3.1 million in activity attributable to Shyft and development of new product solutions by Aebi.

Selling, general and administrative expense
Selling, general and administrative expense increased by $29.2 million, or 97%, to $59.3 million in the three months ended September 30, 2025, from $30.1 million in the three months ended September 30, 2024. The increase in selling, general and administrative expense was primarily driven by an increase of $32.8 million in costs attributable to Shyft and an increase in other general administrative costs of $5.2 million due to additional costs incurred as a public company. This

Index
increase was partially offset by a decrease in finance department costs of $1.0 million, a decrease in management costs of $0.6 million, and a decrease in IT costs of $0.8 million.

Amortization of purchased intangibles
Amortization of purchased intangibles increased by $4.5 million, or 127%, to $8.0 million in the three months ended September 30, 2025, from $3.5 million in the three months ended September 30, 2024. The increase is primarily attributable to amortization of $4.4 million related to the intangible assets acquired as part of the Merger with Shyft.

Other operating (income) expense
Other operating expense increased by $0.3 million, or 137%, to $0.6 million in the three months ended September 30, 2025, from other operating expense of $0.3 million in the three months ended September 30, 2024. The increase in other operating expense was primarily driven by an increase of net foreign exchange losses of $0.1 million and an increase in other income net other expense of $0.2 million.

Interest expense
Interest expense increased by $5.5 million, or 63%, to $14.2 million in the three months ended September 30, 2025, from $8.7 million in the three months ended September 30, 2024. The increase in interest expense was primarily driven by the incurrence of $1.8 million in costs related to the refinancing, an increase in interest of $3.0 million and $0.9 million in interest expense attributable to Shyft.

Other income (expense)
Other expense increased by $0.8 million to $2.5 million in the three months ended September 30, 2025, from other expense of $1.7 million in the three months ended September 30, 2024. The increase in other expense was driven by an increase in transaction related expense of $2.2 million partially offset by decreases in net foreign exchange losses on financial positions of $1.3 million.

Income tax (expense) benefit
Income tax benefit increased by $1.9 million, or 129%, to $0.4 million in the three months ended September 30, 2025, from income tax expense of $1.5 million in the three months ended September 30, 2024. The increase in income tax benefit was primarily driven by a $0.8 million benefit attributable to Shyft and a decrease in current income taxes of $1.2 million due to lower taxable income in the three months ended September 30, 2025.

Nine months ended September 30, 2025 compared with nine months ended September 30, 2024

Index
Results for Aebi Schmidt for the nine months ended September 30, 2025, compared to results for the nine months ended September 30, 2024.

	For the Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Sales	$998,254	$787,731	$210,523	27%
Cost of products sold	(794,003)	(616,948)	(177,055)	29%
Gross profit	204,251	170,783	33,468	20%
Operating expenses:
Research and development	(18,794)	(15,000)	(3,794)	25%
Selling, general and administrative	(123,594)	(88,643)	(34,951)	39%
Amortization of purchased intangibles	(15,123)	(10,548)	(4,575)	43%
Other operating (income) expense	(990)	(811)	(179)	22%
Total operating expenses	(158,501)	(115,002)	(43,499)	38%
Operating income	45,750	55,781	(10,031)	(18)%
Other income (expense):
Interest expense	(30,033)	(26,310)	(3,723)	14%
Other income (expense)	(15,333)	436	(15,769)	n.m.
Total other income (expense)	(45,366)	(25,874)	(19,492)	75%
Income from continuing operations before income taxes	384	29,907	(29,523)	(99)%
Income tax (expense) benefit	550	(8,651)	9,201	(106)%
Net income	934	21,256	(20,322)	(96)%
Less: Net income attributable to non-controlling interest	(37)	42	(79)	n.m.
Net income attributable to Aebi Schmidt Holding AG	$971	$21,214	$(20,243)	(95)%
n.m. – not meaningful
Sales
Sales increased by $210.5 million, or 27%, to $998.3 million in the nine months ended September 30, 2025, from $787.7 million in the nine months ended September 30, 2024. The increase in sales was primarily driven by $186.4 million in sales attributable to Shyft, an increase in after sales of $9.2 million, and an increase in new business sales of $14.9 million.

Cost of products sold
Cost of products sold increased by $177.1 million, or 29%, to $794.0 million in the nine months ended September 30, 2025, from $616.9 million in the six months ended June 30, 2024. The increase in cost of products sold was driven by $152.2 million in costs of products sold attributable to Shyft, an increase of $17.2 million in costs related to new business sales, and an increase of $6.7 million in costs related to after sales. This was partially offset by a decrease of $2.3 million due to lower overhead costs during the nine months ended September 30, 2025.

Research and development expense
Research and development expense increased by $3.8 million, or 25%, to $18.8 million in the nine months ended September 30, 2025, from $15.0 million in the nine months ended September 30, 2024. The increase in research and development expense was primarily driven by $3.2 million in costs attributable to Shyft.

Selling, general and administrative expense
Selling, general and administrative expense increased by $35.0 million, or 39%, to $123.6 million in the nine months ended September 30, 2025, from $88.6 million in the nine months ended September 30, 2024. The increase in selling, general and administrative expense was driven by $32.8 million in costs attributable to Shyft, along with an increase in finance department expenses of $3.1 million and an increase in management expenses of $1.7 million due to additional

Index
costs incurred as a public company. This increase was partially offset by a decrease in other general and administrative costs of $3.8 million.

Amortization of purchased intangibles
Amortization of purchased intangibles increased by $4.6 million, or 43%, to $15.1 million in the nine months ended September 30, 2025, from $10.5 million in the nine months ended September 30, 2024. The increase is primarily attributable to amortization of $4.4 million related to intangible assets acquired as part of the Merger with Shyft.

Other operating (income) expense
Other operating expense increased by $0.2 million, or 22%, to $1.0 million in the nine months ended September 30, 2025, from other operating expense of $0.8 million in the nine months ended September 30, 2024. The increase in other operating expense was driven by an increase of $0.4 million of other operating expense and partially offset by an increase of $0.2 million in other operating income.

Interest expense
Interest expense increased by $3.7 million, or 14%, to $30.0 million in the nine months ended September 30, 2025, from $26.3 million in the nine months ended September 30, 2024. The increase in interest expense was primarily driven by costs paid for refinancing of $4.7 million, partially offset by a decrease in interest of $1.8 million.

Other income (expense)
Other expense increased by $15.8 million to $15.3 million in the nine months ended September 30, 2025, from other income of $0.4 million in the nine months ended September 30, 2024. The increase in other expense was driven primarily by an increase in other expense, net of other income, of $12.0 million, which included $10.5 million related to acquisition-related legal and other professional fees incurred as part of our acquisition of Shyft and an increase in net foreign exchange losses on financial positions of $4.4 million. This was partially offset by a decrease in other pension income, net of expense, of $0.5 million.

Income tax (expense) benefit
Income tax expense decreased by $9.2 million, or 106%, to a benefit of $0.5 million in the nine months ended September 30, 2025, from an expense of $8.7 million in the nine months ended September 30, 2024. The decrease in income tax expense was primarily driven by a decrease in current income taxes of $10.0 million due to lower taxable income and a $0.8 million tax benefit attributable to Shyft. The increase was partially offset by a lower deferred tax benefit of $2.2 million.

Segment Results of Operations
Aebi Schmidt operates its business as two reportable segments: (i) North America and (ii) Europe including the Rest of the World. Both segments operate separately with limited cross-selling activities. The information below includes Sales and Adjusted EBITDA by reportable segment, consistent with information presented for financial reporting purposes in Note 11 to Aebi Schmidt’s unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Three Months Ended September 30, 2025 compared with three months ended September 30, 2024

	For the Three Months Ended September 30, 2025
(in thousands)	North America	Europe and the Rest of the World	Total
Segment sales	$335,965	$135,360	$471,325
Segment Adjusted EBITDA	$34,319	$7,878	$42,197

Index

	For the Three Months Ended September 30, 2024
	North America	Europe and the Rest of the World	Total
Segment sales	$144,370	$118,081	$262,451
Segment Adjusted EBITDA	$12,411	$9,129	$21,540
North America
Sales for Aebi Schmidt’s North America segment increased by $191.6 million, or 133%, to $336.0 million in the three months ended September 30, 2025, from $144.4 million in the three months ended September 30, 2024. The increase in sales was primarily driven by higher sales of new products of $167.3 million and increase in after sales of $24.3 million, with $186.4 million of the total increase in sales attributable to Shyft.

Adjusted EBITDA for Aebi Schmidt’s North America segment increased by $21.9 million, or 177%, to $34.3 million for the three months ended September 30, 2025, from $12.4 million for the three months ended September 30, 2024. The increase in Adjusted EBITDA was primarily driven by the addition of $18.8 million in activity attributable to Shyft, along with an increase in segment gross margin of $1.0 million and a decrease in selling, general and administrative expenses, and an increase in income from for other segment items of $1.0 million.

Europe and the Rest of the World
Sales for Aebi Schmidt’s Europe and the Rest of the World segment increased by $17.3 million, or 15%, to $135.4 million in the three months ended September 30, 2025, from $118.1 million in the three months ended September 30, 2024. The increase in sales was driven by an increase in sales of new products of $13.5 million and an increase in after sales of $3.8 million.

Adjusted EBITDA for Aebi Schmidt’s Europe and the Rest of the World segment decreased by $1.3 million, or 14%, to $7.9 million in the three months ended September 30, 2025, from $9.1 million in the three months ended September 30, 2024. The decrease in Adjusted EBITDA was driven by an increase in expenses related to other segment items of $6.8 million and increase in research and development expense of $0.9 million, partially offset by an increase in segment gross margin of $4.1 million and a decrease in selling, general and administrative expenses of $2.4 million.

Nine months ended September 30, 2025 compared with nine months ended September 30, 2024

	For the Nine Months Ended September 30, 2025
(in thousands)	North America	Europe and the Rest of the World	Total
Segment sales	$629,500	$368,754	$998,254
Segment Adjusted EBITDA	$69,379	$15,388	$84,767

	For the Nine Months Ended September 30, 2024
	North America	Europe and the Rest of the World	Total
Segment sales	$441,888	$345,843	$787,731
Segment Adjusted EBITDA	$48,721	$24,885	$73,606
North America
Sales for Aebi Schmidt’s North America segment increased by $187.6 million, or 43%, to $629.5 million in the nine months ended September 30, 2025, from $441.9 million in the nine months ended September 30, 2024. The increase in sales was primarily driven by an increase in sales of new products of $162.0 million and an increase in after sales of $25.6 million, with $186.4 million of the total increase in sales attributable to Shyft.

Adjusted EBITDA for Aebi Schmidt’s North America segment decreased by $20.6 million, or 42%, to $69.4 million for the nine months ended September 30, 2025, from $48.7 million for the nine months ended September 30, 2024. The increase in Adjusted EBITDA was primarily driven by the addition of $18.8 million in activity attributable to Shyft, along

Index
with an increase of $2.0 million in gross margin and increase in income from other segment items of $2.0 million, partially offset by increases in selling, general and administrative expenses of $2.5 million.

Europe and the Rest of the World
Sales for Aebi Schmidt’s Europe and the Rest of the World segment increased by $22.9 million, or 7%, to $368.8 million in the nine months ended September 30, 2025, from $345.8 million in the nine months ended September 30, 2024. The increase in sales was driven by an increase in sales of new products of $16.0 million and an increase in after sales of $6.9 million.

Adjusted EBITDA for Aebi Schmidt’s Europe and the Rest of the World segment decreased by $9.5 million, or 38%, to $15.4 million in the nine months ended September 30, 2025, from $24.9 million in the nine months ended September 30, 2024. The decrease in Adjusted EBITDA was driven by a decrease in gross margin of $2.8 million and an increase in expenses related to other segment items of $6.1 million.

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

Index

	For the Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024
Net income	$934	$21,256
Adjusted for:
Income tax (benefit) expense	(550)	8,651
Interest expense	30,033	26,310
Foreign exchange (gain) / losses on external debt	3,332	(1,058)
Depreciation and amortization	28,041	19,390
Restructuring and other related expenses	15,190	—
Transaction related expenses	14,583	—
Settlement of acquisition	1,317	—
Change in repurchase liability for employee share plan	(6,377)	—
Pension related income, net	(2,979)	(1,930)
Legal matters	586	518
Sales executive transition	—	234
Change in provision for contingencies	(920)	146
Non-cash stock-based compensation expense	825	—
Other non-operating one-off items	752	89
Adjusted EBITDA	$84,767	$73,606
Sales	$998,254	$787,731
Net Income Margin	0.09%	2.70%
Adjusted EBITDA Margin	8.49%	9.34%
Liquidity and Capital Resources
Aebi Schmidt’s primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs and debt service requirements. Aebi Schmidt’s principal sources of liquidity are cash flows from operating activities, the Revolving Credit Facility and other debt issuances, and existing cash balances of $126.0 million as of September 30, 2025. Aebi Schmidt actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash.

As of September 30, 2025, Aebi Schmidt had $482.4 million of net working capital (i.e., current assets minus current liabilities) compared to $250.9 million of net working capital as of December 31, 2024.

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

Index
Cash Flows
Aebi Schmidt’s cash flows from operating, investing and financing activities, as reflected in the Aebi Schmidt Consolidated Statements of Cash Flows are summarized in the following table:

	For the Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Net cash provided by (used in) operating activities	(24,552)	14,821	$(39,373)	(266%)
Net cash provided by (used in) investing activities	9,938	(9,242)	19,180	-208%
Net cash provided by financing activities	77,722	3,719	74,003	n.m.
Effect of exchange rate changes on cash and cash equivalents	(2,310)	(87)	(2,223)	n.m.
Net increase in cash and cash equivalents	60,798	9,211	51,587	560%
Cash and cash equivalents at beginning of the period	65,173	42,698	22,475	53%
Cash and cash equivalents at end of the period	$125,971	$51,909	$74,062	143%
Net cash used in operating activities
Net cash used in operating activities increased by $39.4 million, or 266%, to $24.6 million in the nine months ended September 30, 2025, from cash provided by operating activities of $14.8 million in the nine months ended September 30, 2024. The increase in net cash used in operating activities was primarily driven by a decrease in net income of $20.3 million, an increase in collection of accounts receivable and contract assets of $43.0 million, an increase of $15.1 million in inventory levels, and an increase of other current liabilities and accrued expenses of $39.6 million. These increases were primarily offset by an increase in accounts payable of $46.7 million due to increased costs of production and purchases of raw materials, an increase in accrued compensation and related taxes of $17.1 million, and an increase in depreciation and amortization expense of $8.7 million.

Net cash used in investing activities
Net cash provided by investing activities increased by $19.2 million, or 208%, to $9.9 million in the nine months ended September 30, 2025, from cash used in investing activities of $9.2 million in the nine months ended September 30, 2024. The increase was primarily driven by net cash of $19.9 million acquired in the acquisition of Shyft, partially offset by an increase in cash spent on purchases of property, plant and equipment of $1.2 million.

Net cash provided by financing activities
Net cash provided by financing activities increased by $74.0 million to $77.7 million in the nine months ended September 30, 2025, from $3.7 million in the nine months ended September 30, 2024. The increase was driven by an increase of proceeds, net of payments, of $82.4 million from long-term debt and a decrease in deferred payments made related to historical transactions of $2.3 million. The increase was partially offset by an increase in dividend payments of $8.4 million and the exercise and vesting of stock incentive awards of $2.0 million.

Index
Debt

In thousands	September 30, 2025	December 31, 2024
Revolving credit facility, due 2030	$345,495	$—
Term loan, Facility A, due 2030	234,829	—
Revolving credit facility, due 2026	—	152,787
Term loan:
Facility A, due 2026	—	20,778
Facility B, due 2026	—	40,000
Facility C, due 2026	—	119,715
Shareholder loan	58,897	51,982
Other debt	14,201	14,591
Total debt	653,422	399,853
Less current portion of long-term debt	(25,063)	(23,259)
Total long-term debt	$628,359	$376,594
Refinancing Transaction
On March 10, 2025, the Company entered into a syndicated $600.0 million credit facilities agreement (“New Credit Facilities Agreement”) comprising:

•Term loan, Facility A, due 2030
•Revolving credit facility, due 2030 (Revolving Facility) which became effective with the closing of the Merger.

The New Credit Facilities Agreement became effective with the closing of the Merger. As of July 1, 2025, the proceeds obtained ($572.1 million) were utilized to fully repay the outstanding amounts of:

•Term Loan, Facility A, B and C, due 2026 ($187.0 million)
•Revolving Credit Facility, due 2026 ($185.6 million)
•Bilateral Credit Lines ($21.1 million)
•Revolving Credit Facility of Shyft ($120.0 million)

Following a creditor-by-creditor assessment, the Company determined that the New Credit Facilities Agreement constitutes a modification for continuing creditors and an extinguishment for leaving creditors, in accordance with ASC 470-50.

Term loan, Facility A, due 2030

Facility A is a multicurrency senior secured amortizing term loan facility with a total commitment amount of $350.0 million. The interest rate is variable defined based on the applicable reference rate (SOFR, SARON, EURIBOR), plus a margin determined by the Company’s leverage ratio. The average interest rate for the three months ended September 30, 2025 was 6.719%.

The New Credit Facilities Agreement requires the Company to maintain certain financial ratios (covenants); prohibits it from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; and restricts substantial asset sales, all subject to certain exceptions and baskets. The Company is subject to financial covenants under the credit agreement and was in compliance with all covenants as of September 30, 2025.

Revolving Credit Facility, due 2030

The Revolving Facility is a multicurrency senior secured revolving loan facility with a total commitment amount of up to $250.0 million. The interest rate is variable and based on the applicable a reference rate (SOFR, SARON, EURIBOR), plus a margin determined by the Company’s leverage ratio. The average interest rate for the three months ended September 30, 2025 was 6.574%.

Index

The New Credit Facilities Agreement requires the Company to maintain certain financial ratios (covenants); prohibits it from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; and restricts substantial asset sales, all subject to certain exceptions and baskets. The Company was in compliance with all covenants as of September 30, 2025.

Term Loan

In November 2021, the Company entered a syndicated loan agreement with various banks for financing acquisitions. The term loan was split into the following facilities:
•Total Facility A Commitments: A senior amortizing term loan facility with a total commitment of $52.8 million.
•Total Facility B Commitments: A senior amortizing term loan facility with a total commitment of $60.0 million.
•Total Facility C Commitments: A senior non-amortizing term loan facility with a total commitment of $90.0 million and $33.6 million.
The interest rate was variable defined based on EURIBOR (EUR) compounded with SOFR (USD) plus a given interest margin.

On July 1, 2025, the Company has repaid the outstanding amount of $187.0 million with the proceeds obtained under the Term loan, Facility A, due 2030, and each of Facility A, Facility B and Facility C were terminated.

Revolving Credit Facility, due 2026 Commitment
The aggregate of the Revolving Credit Facility Commitment of EUR165.0 million ($193.7 million) was primarily used for refinancing existing debt obligations, excluding those related to Facility A. In addition, the Revolving Credit Facility supported the broader financial needs of Aebi Schmidt, including general corporate purposes and working capital requirements, as well as funding permissible acquisitions aligned with Aebi Schmidt’s strategic objectives.

On July 1, 2025, the Company repaid the outstanding amount of $185.6 million with the proceeds obtained under the Revolving Facility, and the Revolving Credit Facility was terminated.

Shareholder loans
As of September 30, 2025, and December 31, 2024, there were subordinated shareholder loans totaling CHF13.6 million (2025: $17.0 million, 2024: $15.0 million) and EUR15.0 million (2025: $17.6 million, 2024: $15.6 million) from PCS Holding AG, as well as CHF10.0 million (2025: $12.5 million, 2024: $11.0 million) and EUR10.0 million (2025: $11.7 million, 2024: $10.4 million) from Gebuka AG.
The loans are originally granted for a fixed term, but the term will be extended if the loan agreement is not terminated 90 days prior to the end date or if an extension agreement is signed. The change in the loan balance as of September 30, 2025 and December 31, 2024, is solely due to foreign exchange rate fluctuations. These shareholder loans were renewed and amended in connection with the New Credit Facilities Agreement and survived the Closing.

Index
Contingent Liabilities
Changes in Aebi Schmidt’s warranty liability during the periods ended September 30, 2025, and 2024 were as follows:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Balance of warranty liability, beginning of period	$10,206	$8,022
Accruals for current period sales	4,371	3,265
Cash settlements	(2,739)	(1,466)
Changes in liability for pre-existing warranties	38	(37)
Acquisition	6,782	—
Translation adjustment	980	66
Balance of warranty liability, end of period	$19,638	$9,850
Aebi Schmidt’s long-term warranty provisions amounting to $2.1 million and $0.9 million for the periods ended September 30, 2025 and 2024, respectively, are included within other non-current liabilities on its Condensed Consolidated Balance Sheet.

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

Off-Balance Sheet Arrangements
The contingent liabilities include guarantees (“performance bonds”) amounting to $16.2 million and $13.2 million as of September 30, 2025 and December 31, 2024, respectively. Through the normal course of bidding for and executing certain projects, Aebi Schmidt has entered into bid/performance bonds and surety bonds (collectively “performance bonds”) with various financial institutions. Customers can draw on such performance bonds if Aebi Schmidt does not fulfil its contractual obligations. If a performance bond is drawn, Aebi Schmidt would have an obligation to reimburse the financial institution for amounts paid. There have been no significant amounts reimbursed to financial institutions under these types of arrangements for the nine months ended September 30, 2025 and 2024.

Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies during the nine months ended September 30, 2025. Refer to the Registration Statement for a summary of our policies.

Quantitative and Qualitative Disclosures About Market Risk
Aebi Schmidt is exposed to market risks in the ordinary course of business, which primarily relate to fluctuations in foreign currency exchange and commodity prices. Since December 31, 2024, there have been no material changes in our foreign currency exposures, commodity prices, or interest rates. For a discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” in the Registration Statement.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Aebi Schmidt is exposed to market risks in the ordinary course of business, which primarily relate to fluctuations in foreign currency exchange and commodity prices. Since December 31, 2024, there have been no material changes in our

Index
foreign currency exposures, which is incorporated herein by reference, commodity prices, or interest rates. For a discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” in the Registration Statement, which is incorporated herein by reference.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at a reasonable assurance level.
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
Aebi Schmidt’s management identified the following material weaknesses in its internal control over financial reporting:
i.Lack of designing and maintaining an effective control environment commensurate with Aebi Schmidt’s financial reporting requirements due to a lack of sufficient number of professionals with an appropriate level of internal controls and technical U.S. GAAP knowledge, experience and training to appropriately analyze, record and disclose accounting matters, including complex, non-routine transactions accurately and timely;
ii.Lack of maintaining formal accounting policies and procedures, and designing and maintaining controls related to significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures;
iii.Lack of consistently establishing appropriate authorities and responsibilities related to the segregation of duties in our finance and accounting functions;
iv.A failure to design and maintain effective information technology (“IT”) general controls over user access, change management and segregation of duties for SAP information systems in Europe that are relevant to the preparation of its financial statements.
v.A failure to design and maintain effective IT general controls over user access, change management and segregation of duties for the remaining information systems that are relevant to the preparation of its financial statements.
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

Index
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

Index
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

Index
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

Index
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
Our manufacturing process could be affected by operational problems that could impair our production capability. Many of our manufacturing facilities contain sophisticated machines that are used in our manufacturing process. Disruptions or shutdowns at any of our facilities could be caused by:
•maintenance outages to conduct maintenance activities that cannot be performed safely during operations;
•prolonged power failures or reductions;
•breakdown, failure or substandard performance of any of our machines or other equipment;
•noncompliance with, and liabilities related to, environmental requirements or permits;
•disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads;

Index
•fires, floods, earthquakes, tornadoes, hurricanes, microbursts or other catastrophic disasters, national emergencies, pandemics, political unrest, war or terrorist activities; or
•other operational problems.
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

Index
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

Index
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

Index
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

Index
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
The industries in which we operate are highly cyclical and there can be substantial fluctuations in our manufacturing, shipments and operating results, and the results for any prior period may not be indicative of results for any future period. Companies within these industries are subject to volatility in operating results due to external factors such as economic, demographic and political changes. Factors affecting the manufacture of chassis, specialty vehicles and other products include but are not limited to:
•Commodity prices;
•Fuel availability and prices;
•Unemployment trends;
•International tensions and hostilities;
•General economic conditions;
•Various tax incentives;
•Strength of the U.S. dollar and Euro compared to other currencies;
•Overall consumer confidence and the level of discretionary consumer spending;
•Dealers’ and manufacturers’ inventory levels; and
•Interest rates and the availability of financing.
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

Index
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

Index
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

Index
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

Index
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
Aebi Schmidt has operations in various countries that have differing tax laws and is subject to audit by domestic and foreign authorities. The effective tax rate of Aebi Schmidt and our subsidiaries may change from year to year based on changes in the mix of activities and income earned among the different jurisdictions in which Aebi Schmidt and our subsidiaries (now including Shyft), will operate; changes in tax laws in these jurisdictions; changes in the tax treaties between various countries in which they will operate; changes in eligibility for benefits under those tax treaties; and changes in the estimated values of deferred tax assets and liabilities. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating the provision and accruals for these taxes. Such changes could result in a substantial increase in the effective tax rate on all or a portion of the income of us and our subsidiaries.
Dividends on shares of our capital stock may subject U.S. shareholders to Swiss withholding tax.
Dividends paid on shares of our capital stock generally will be subject to Swiss withholding tax at a rate of 35% on any amount that cannot be allocated to share capital as reported on the annual standalone financial statements prepared pursuant to Swiss law (i.e., would constitute a reduction of share capital) or capital contribution reserves as reported on our annual standalone financial statements prepared pursuant to Swiss law and recognized as such by the Swiss Federal Tax Administration. Through the Merger we created additional capital contribution reserves in the amount of the fair market value of Shyft. There can be no assurance our shareholders will approve dividends out of capital contribution reserves. It is also possible that Swiss withholding tax rules will be changed in the future or that a change in Swiss law will adversely affect us or our shareholders, in particular as a result of distributions out of capital contribution reserves becoming subject

Index
to additional corporate law or other restrictions. If we are unable to allocate any portion of a dividend to share capital or capital contribution reserves, we will not be able to make distributions without subjecting our shareholders to Swiss withholding tax. For additional information, including regarding potential recovery routes, please see the section of the Proxy Statement/Prospectus entitled “Material Swiss Tax Consequences of the Ownership of Combined Company Shares—Swiss Withholding Tax.”
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

Index
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
i.Lack of designing and maintaining an effective control environment commensurate with our financial reporting requirements due to a lack of sufficient number of professionals with an appropriate level of internal controls and technical U.S. GAAP knowledge, experience and training to appropriately analyze, record and disclose accounting matters, including complex, non-routine transactions accurately and timely;
ii.Lack of maintaining formal accounting policies and procedures, and designing and maintaining controls related to significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures;
iii.Lack of consistently establishing appropriate authorities and responsibilities related to the segregation of duties in our finance and accounting functions;
iv.A failure to design and maintain effective information technology (“IT”) general controls over user access, change management and segregation of duties for SAP information systems in Europe that are relevant to the preparation of our financial statements; and
v.A failure to design and maintain effective IT general controls over user access, change management and segregation of duties for the remaining information systems (other than SAP information systems) that are relevant to the preparation of our financial statements.
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
Aebi Schmidt was a Swiss private company prior to the Merger and was not required to comply with Section 404 of the Sarbanes-Oxley Act. Therefore, neither management nor an independent registered public accounting firm had performed an evaluation of the effectiveness of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act. Since the Closing and our U.S. listing, as a public company, our management has been required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act and is expected to become subject to auditor attestation requirements pursuant to Section 404(b) of the Sarbanes-Oxley Act, beginning with the filing of Combined Company’s Annual Report on Form 10-K for the year ending December 31, 2026.
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

Index
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
The New Credit Facilities Agreement contains various provisions that limit our ability (subject to a number of exceptions) to, among other things:
•incur additional indebtedness;
•incur certain liens;
•consolidate or merge with other parties;
•alter the business conducted by us and our subsidiaries taken as a whole;
•make investments, loans, advances, guarantees and acquisitions;
•sell, lease or transfer assets, including capital stock of our subsidiaries;
•enter into certain sale and leaseback transactions;
•repay any subordinated indebtedness we may issue in the future;
•amend the terms of certain unsecured or subordinated debt;
•engage in transactions with affiliates; and
•enter into agreements restricting our subsidiaries’ ability to pay dividends.
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

Index
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

Index
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

Index
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

Index
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
Switzerland and the United States do not have a treaty providing for reciprocal recognition and enforcement of judgments in civil and commercial matters. The recognition and enforcement in Switzerland of a judgment of the courts of the United States are governed by the principles set forth in the Swiss Federal Act on Private International Law. This statute provides in principle that a judgment rendered by a non-Swiss court may be enforced in Switzerland only if:
•the non-Swiss court had jurisdiction pursuant to the Swiss Federal Act on Private International Law;
•the judgment of such non-Swiss court has become final and non-appealable;
•the judgment does not contravene Swiss public policy;
•the court procedures and the service of documents leading to the judgment were in accordance with the due process of law; and
•no proceeding involving the same position and the same subject matter was first brought in Switzerland, or adjudicated in Switzerland, or was earlier adjudicated in a third state and this decision is recognizable in Switzerland.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not make any unregistered sales of equity securities during the third quarter of 2025.

Index
Item 5.    Other Information.
Rule 10b5-1
During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
Item 6.    Exhibits.
(a)Exhibits. The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit No.	Document

2.1	Agreement and Plan of Merger, dated as of December 16, 2024, by and among The Shyft Group, Aebi Schmidt Holding AG, ASH US Group, LLC, and Badger Merger Sub, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form S-4 filed on May 12, 2025 (File No. 333-286373) #

3.1	Amended Articles of Association of Aebi Schmidt Holding AG, effective as of July 1, 2025 (incorporated by reference from Exhibit 3.1 to Aebi Schmidt’s Current Report on Form 8-K filed July 1, 2025)

3.2	Organizational Regulations of the Company, effective as of July 1, 2025 (incorporated by reference from Exhibit 3.2 to Aebi Schmidt’s Current Report on Form 8-K filed July 1, 2025)

10.1	Credit Facilities Agreement dated March 10, 2025, by and among the Company as original borrower and original guarantor, certain subsidiaries of the Company as original obligors, UBS Switzerland AG as mandated lead arranger, agent, security agent and original lender, Zürcher Kantonalbank as lead arranger and original lender, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to Aebi Schmidt’s Current Report on Form 8-K filed July 1, 2025) #

10.2	Relationship Agreement, by and among the Company, PCS Holding AG and Peter Spuhler, dated as of July 1, 2025 (incorporated by reference from Exhibit 10.2 to Aebi Schmidt’s Current Report on Form 8-K filed July 1, 2025)

10.3	Relationship Agreement, by and among the Company and Gebuka AG, dated as of July 1, 2025 (incorporated by reference from Exhibit 10.3 to Aebi Schmidt’s Current Report on Form 8-K filed July 1, 2025)

10.4	Relationship Agreement, by and among the Company and Barend Fruithof, dated as of July 1, 2025 (incorporated by reference from Exhibit 10.4 to Aebi Schmidt’s Current Report on Form 8-K filed July 1, 2025)

10.5	Registration Rights Agreement, by and between the Company and PCS Holding AG, Peter Spuhler and Gebuka AG, dated as of July 1, 2025 (incorporated by reference from Exhibit 10.5 to Aebi Schmidt’s Current Report on Form 8-K filed July 1, 2025)

10.6	Second Amended and Restated Shareholder Loan Agreement (2015) by and between the Company and PCS Holding AG, dated as of June 26, 2025 (incorporated by reference from Exhibit 10.6 to Aebi Schmidt’s Current Report on Form 8-K filed July 1, 2025)

Index

10.7	Second Amended and Restated Shareholder Loan Agreement (2018) by and between the Company and PCS Holding AG, dated as of June 26, 2025 (incorporated by reference from Exhibit 10.7 to Aebi Schmidt’s Current Report on Form 8-K filed July 1, 2025)

10.8	Second Amended and Restated Shareholder Loan Agreement (2015) by and between the Company and Gebuka AG (2015), dated as of June 26, 2025, (incorporated by reference from Exhibit 10.8 to Aebi Schmidt’s Current Report on Form 8-K filed July 1, 2025)

10.9	Second Amended and Restated Shareholder Loan Agreement (2018) by and between the Company and Gebuka AG, dated as of June 26, 2025 (incorporated by reference from Exhibit 10.9 to Aebi Schmidt’s Current Report on Form 8-K filed July 1, 2025)

10.10	Subordination Agreement, by and between the Company and UBS Switzerland AG and PCS Holding AG, dated as of June 26, 2025 (incorporated by reference from Exhibit 10.10 to Aebi Schmidt’s Current Report on Form 8-K filed July 1, 2025)

10.11	Subordination Agreement, by and between the Company and UBS Switzerland AG and Gebuka AG, dated as of June 26, 2025 (personal information redacted) (incorporated by reference from Exhibit 10.11 to Aebi Schmidt’s Current Report on Form 8-K filed July 1, 2025)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
#    Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Aebi Schmidt agrees to furnish supplementally a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2025	Aebi Schmidt Holding AG

	By:	/s/ Barend Fruithof
	Name:	Barend Fruithof
	Title:	Group CEO

	By:	/s/ Marco Portmann
	Name:	Marco Portmann
	Title:	Group CFO