Form 10-K
period 2025-12-31
Aebi Schmidt Holding AG
filed 2026-03-19
CIK 2048519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-42663
____________________________________
Aebi Schmidt Holding AG
(Exact name of registrant as specified in its charter)
_____________________________________

Switzerland	83-2556861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Schulstrasse 4, CH-8500, Frauenfeld, Switzerland	8500
(Address of Principal Executive Offices)	(Zip Code)
+41 44-308-5800
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $1.00 Per Share	AEBI	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter: Not applicable. The trading of the registrant's Common Stock on the Nasdaq Global Select Market did not commence until July 2, 2025.
As of March 17, 2026 there were 77,435,027 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive proxy statement for the registrant’s 2026 Annual General Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025, are incorporated by reference in Part III of this Annual Report.

Portions of our registration statement on Form S-4 filed May 12, 2025 are incorporated by reference in Part II, Item 7 of this Annual Report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains some statements that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve important known and unknown risks, uncertainties and other factors and generally can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “will,” “should” or similar expressions or words. Aebi Schmidt Holding AG's (“Aebi Schmidt,” the “Company,” “we,” “us” or “our”) future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those described below in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report, as well as risk factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission (the “SEC”). Such risk factors includes the primary risks our management believes could materially affect the potential results described by forward-looking statements contained in this Annual Report. However, these risks may not be the only risks we face. Our business, operations and financial performance could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. In addition, new risk factors may emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, although we believe that the forward-looking statements contained in this Annual Report are reasonable, we cannot provide you with any guarantee that the results described in those forward-looking statements will be achieved. All forward-looking statements in this Annual Report are expressly qualified in their entirety by the cautionary statements contained in this section, and investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to update or revise any forward-looking statements to reflect developments or information obtained after the date this Annual Report is filed with the SEC.

RISK FACTORS SUMMARY

Investing in our securities involves a high degree of risk. The following is a summary of the principal factors that make an investment in our securities speculative or risky, all of which are further described below in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report. This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. In addition to the following summary, you should consider the information set forth in the “Risk Factors” section and the other information contained in this Annual Report before investing in our securities. Terms used but not defined in this Risk Factors Summary have the meanings given to them further below in this Annual Report.

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
•Our electric vehicles (“EVs”) rely on software and hardware that is highly technical, and if these systems contain errors, bugs, vulnerabilities, or design defects, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our EV business could be adversely affected.
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
•Weather conditions, including conditions exacerbated by global climate change, present chronic and acute physical risks, have previously impacted, and may continue to impact, demand for some of our products and/or cause disruptions in our operations.
•Our business is subject to risks arising from our indebtedness, contingent obligations, liquidity and financial position.
•Our credit facilities agreement contains, and agreements governing future indebtedness may contain, restrictive covenants that may impair our ability to access sufficient capital and operate our business.
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
•We are parties to the Relationship Agreements with PCS Holdings AG and Peter Spuhler (the “PCS Parties”), Gebuka AG and Barend Fruithof, which provide them with certain rights over company matters.

•Aebi Schmidt is a Swiss corporation, so shareholders may not have the same rights and protections generally afforded to shareholders of U.S. corporation.
•The PCS Parties control a significant number of shares of our Common Stock, providing them substantial influence over our business.
•Dividends on shares of our capital stock may subject U.S. shareholders to Swiss withholding tax.

i

Part I
Item 1. Business
Aebi Schmidt Holdings AG is a leading global manufacturer of specialty vehicles. We are headquartered in Switzerland and employ around 5,700 people. We operate in 17 countries through our own sales and service organizations, with more than 70 locations worldwide, including over a dozen production facilities and a dense network of upfitting and service centers. Through established partnerships with dealers, we are represented in more than 90 additional countries globally. Our core offerings include solutions and equipment for snow removal and de-icing, street and runway sweepers, truck and recreational vehicle (“RV”) chassis, as well as truck bodies and vehicle upfitting for a wide range of commercial fleets and vocations. Furthermore, we produce specialty vehicles and equipment for municipal and airport maintenance services as well as for the cultivation of steep and challenging terrain.

Brands
Our portfolio of product brands consists of Aebi, Schmidt, Monroe, Towmaster, MB, Utilimaster, Magnum, Strobes-R-Us, Swenson, Meyer, MB and Spartan RV Chassis – all well-established brands in their respective markets, some for more than 100 years.
•Aebi was founded in 1883 in Burgdorf, Switzerland, and is one of the world’s leading brands for vehicles that enable the safe mechanical cultivation and maintenance of extreme slopes and challenging terrain. In 1976, Aebi launched the first Terratrac slope tractor on the market, and remains a leader in its class. The current Aebi portfolio is supplemented by single-axle implement carriers and transporters with implement carrier functions which enable versatile and multifunctional bodies and attachments. This makes Aebi products attractive not only for agriculture, but also for the municipal sector.
•Schmidt was founded in 1920 in St. Blasien, Germany, and has shaped the technological development of winter maintenance equipment for over 100 years. In addition to plows, snow cutters, spreaders and sprayers, Schmidt has developed a wide range of sweeping machines since the 1960s.
•Monroe was founded in 1958 in Monroe, Wisconsin, and is an industry-leading truck equipment manufacturer, upfitter, and distributor with over 60 years of work truck expertise. Monroe has been part of Aebi Schmidt since December 2021. Monroe offers custom engineering, installation, manufacturing, and distribution of performance-driven municipal, commercial, and fleet vehicles.
•Towmaster joined Aebi Schmidt’s portfolio of brands in December 2021 as part of the Monroe acquisition. Over 40 years, Towmaster has built a reputation for high-quality heavy-duty industrial equipment and quality service and support.
•MB was founded in 1907 by three German craftsmen - the Meili brothers and Paul Blumberg - in a small workshop in New Holstein, Wisconsin where, along with other sites, MB is still located. MB is a leader in dedicated and multi-tasking airport equipment, offering snow removal products and a variety of attachments also for commercial and municipal use.
•Utilimaster was founded in 1973 and is a North American leader in walk-in van and truck body manufacturing and assembly, cargo van upfitter, and after-market service provider. With flagship models like the Aeromaster walk-in step-van and Velocity line of last mile vehicles, Utilimaster delivers quality driver ergonomics, route-optimizing storage, and proven uptime through its patented Work-Driven Design methodology. Since 2022, Blue Arc, our first all-electric brand, complemented the portfolio. Blue Arc is delivering commercial electric vehicles (“EVs”) for last-mile delivery. Featuring purpose-built Class 4 walk-in vans with up to 960 cubic feet of cargo space, Blue Arc integrates ergonomic cargo design, fleet telematics, and fast-charging capability.
•Magnum was established in 2010, and it enhances pickup trucks with quality, precision-crafted aluminum accessories. From its signature headache racks to bed rails and rear racks, Magnum products are known for easy installation, durable construction, and elevated truck style.
•Strobes-R-Us was founded in 1999 and is a trusted expert in emergency lighting and specialty vehicle upfits in the southeastern U.S. Featuring turn-key installs of light-emitting diode (LED) strobes, siren systems, and scene lights for fire, emergency medical services (EMS), and utility fleets, Strobes delivers high-visibility solutions engineered for reliability and code compliance. Strobes-R-Us’ value proposition includes wireless communications, vehicle tracking solutions and camera systems.
•Swenson was founded in 1937 and has remained faithful to Illinois throughout the years, manufacturing today in Lindenwood, Illinois. Swenson is a preferred brand partner for winter road maintenance, highway construction and repair, landscaping and hauling. Swenson introduced its first hydraulic spreader in 1962 and is a pioneer of “smart spreading,” having introduced the first concept of controlled spreading in 1967. Today, its offering includes truck and dump bodies, V-box and tailgate spreaders, hydraulic systems and liquid application systems.
•Meyer was founded in 1926 in Newburgh, New York, but later moved to Cleveland, Ohio. Meyer has decades of innovation that has contributed to the evolution of snowplows. In its early years, Meyer introduced the first hydraulic lift to the North American market and later it invented power angling, which enabled operators to move the plow blade left or right without having to leave the comfort of the cab. Today, Meyer is the first choice of many private truck owners and contractors when it comes to quality plows and winter equipment.
•Spartan RV Chassis was founded in 1975 and has been engineering elite diesel platforms that power the world's top Class A motorhomes. With industry-leading platforms like the K3-605 and features including adaptive cruise, and advanced safety, Spartan delivers a confident, quiet, and commanding ride.
Lines of Business.
We have five lines of business that reflect different markets: Airport & Chassis; Commercial Trucks; Goods Transport; Municipal; and Agriculture, as summarized below:
•Airport & Chassis: We combine these two markets into one business line, as both markets demand precision, reliability, and dependability at their core. Where uptime is critical, MB and Schmidt provide multi-tasking machines, sweepers, sprayers, snow blowers, plows, and brushes to keep airport operations running smoothly. Spartan RV Chassis are the first choice for many RV purchasers.
•Commercial Trucks: We leverage decades of experience in custom truck upfits for specialized applications. Our commercial truck brands include Monroe, Magnum and Strobes-R-Us. Their range combines diverse configurations, materials, and regional considerations, offering flexibility for any operational requirement.
•Goods Transport: Utilimaster and Towmaster build transport tools tailored to the customer’s specific operations. These brands’ expertise lies in creating durable, reliable fleet and trailer solutions backed by an extensive support and service network throughout the lifespan of vans and trucks. A vocation-based approach prioritizes functionality and efficiency over price.
•Municipal: Monroe and Schmidt help municipalities and contractors operate more safely, efficiently, and cost-effectively while reducing their environmental impact. Sweepers, plows, spreaders, snow blowers, municipal transporters, municipal work trucks, and pavement marking solutions have been designed based on tested and refined technology over decades, in environments ranging from narrow streets to highways worldwide.
•Agriculture: Aebi provides solutions that enable safe, efficient cultivation of steep or challenging terrain. With a history spanning more than 140 years, Aebi remains a trusted partner for mountain farming families and businesses alike. Our motor mowers, slope tractors, and multipurpose transporters are versatile, delivering power, performance, ease of use, safety, reliability, and durability.

The Shyft Acquisition
On July 1, 2025 (the “Acquisition Date”), we acquired 100% of the outstanding equity interests of The Shyft Group, Inc., a Michigan corporation (“Shyft”), a niche market leader in specialty vehicle manufacturing and assembly for the commercial and recreational vehicle industries, through a merger (the “Merger”). The Merger involved 100% of the voting equity interests of Shyft, with the primary reasons for the combination being to enhance our product offerings in specialty vehicle solutions, develop our market share in North America, and to leverage Shyft's innovative design and manufacturing capabilities.
The Merger was accounted for as a business combination in accordance with U.S. GAAP, with Aebi Schmidt treated as the legal and accounting acquirer and Shyft as the legal and accounting acquiree for financial reporting purposes. As a result of the Merger, we expect to benefit from continued operational efficiency and cash flow generation from the combined company’s full suite of offerings, scaled platform, and expanded portfolio. The acquisition is expected to facilitate our growth plans, including strengthening our financial profile and delivering value for our shareholders by unlocking synergies between Aebi Schmidt and Shyft. Refer to “Note 15 - Business Combination” of the Notes to Consolidated Financial Statements in Item 8 appearing in this Annual Report for further information regarding the Merger.

Aebi Schmidt’s Business Segments
We identify our reportable segments based on our geographical presence as represented by our management structure. We have two reportable segments: (i) North America and (ii) Europe and the Rest of the World (“ROW”). Sales by segment for fiscal years 2025, 2024 and 2023 are as illustrated in the graph below. In 2025, Shyft was integrated into the North America segment with sales of approximately $378 million for the period from the Acquisition Date through December 31, 2025.
North America Business Segment
Aebi Schmidt North America offers a wide range of vehicles, equipment and services primarily across four of our five lines of business: Airport & Chassis, Commercial Trucks, Goods Transport, and Municipal.
•Airport & Chassis. MB and Schmidt provide equipment for airport runway maintenance, offering snow removal and de-icing solutions, multi-tasking machines, and runway sweepers. Spartan RV Chassis are also included in this line of business.
•Commercial Trucks. With a large variety of different value propositions, Monroe, Magnum, Strobes-R-Us and Meyer either build or upfit work trucks for commercial and municipal fleets and individual business owners.
•Goods Transport. Utilimaster designs and builds fleet solutions and offers a support and service network throughout the lifespan of vans and trucks. Our EV solutions are marketed under the Blue Arc brand. Towmaster equipment trailers are also included in this line.
•Municipal. Both Monroe and Swenson provide snow & ice control equipment and liquid anti-icing systems. Our Municipal line also include electric Sweepers from Schmidt, Pavement Marking Solutions from MB and ELP’s full range of snow removal equipment, dump bodies, interchangeable body system, and more.

Europe and the ROW Business Segment
In Europe and ROW, we offer a wide range of vehicles, equipment and services primarily across three of our five lines of business: Airport & Chassis, Municipal and Agriculture.
•Airport & Chassis. Airport maintenance teams have relied on Schmidt technology for decades. Our jet, compact and high-speed sweepers, sprayers and blowers support airport operations in both winter and summer. Almost all are equipped with advanced control systems, some of which allow automated or autonomous operations. Schmidt also offers hydraulic equipment and control systems for this line of business.
•Municipal. Schmidt combines a range of expertise across the many municipal requirements in both summer and winter. Schmidt launched its first sweeper in the 1960's and has since incorporated technologies like pre-wetted salt spreading from Nido, narrow-track multipurpose transporters from Ladog, Scandinavian plowing technologies and more from Arctic or Tellefsdal. A growing number of vehicles and solutions also come with full electric drive, supporting municipalities to meet their emission targets.
•Agriculture. Aebi provides solutions to cultivate steep or challenging terrain efficiently and safely. Aebi Slope Tractors, Transporter or Motor Mowers are used by mountain farming businesses, municipalities and contractors.

Seasonality
Our performance in the second half of the year typically outperforms the first half of the year due to the seasonal nature of public procurement, particularly in the winter business segment. Many municipalities and government agencies finalize their budgets and issue tenders for winter maintenance equipment and services in preparation for the colder months. This leads to an increase in orders for snowplows, spreaders, and related infrastructure as customers secure their supplies ahead of winter. Additionally, our after sales business benefits from higher activity levels throughout the winter seasons, further amplifying this seasonal pattern.
The demand for snow and ice removal equipment can be influenced by general economic conditions in the regions in which we operate, as well as local economic conditions in the regions where we sell those products, predominantly snow-belt regions in North America and Europe. In stronger economic conditions, our end-users may choose to replace or upgrade existing equipment before its useful life has ended, while in weak economic conditions, end-users may seek to extend the useful life of equipment, decreasing our sales of new equipment but increasing sales of parts and accessories. However, in many locations, snow and ice removal is a non-discretionary service necessary to ensure public safety and continued personal and commercial mobility in populated areas that receive snowfall, so end-users cannot extend the useful life of snow and ice removal equipment indefinitely, and must replace equipment that has become too worn, unsafe or unreliable, regardless of economic conditions.

Competition
The principal methods we use to build competitive advantages include custom design capability, high product quality, superior customer service and quick delivery. We employ a solutions-based approach to offer specialized products tailored to customer needs across the spectrum of products. We compete with companies that manufacture for similar markets, including some divisions of large, diversified organizations that have total sales and financial resources exceeding ours.
We face competition in both the European and North American markets. In the airport sector, European competitors include Boschung, Overaasen, and Dammann, while in North America, companies like Fresia and Larue provide similar runway clearing solutions. For winter maintenance, European companies such as Bucher Municipal, Kupper-Weissert, and Rasco offer a range of products, while in the U.S., competitors like Douglas Dynamics, Henderson, SnowEx and Western have significant market share in the winter road maintenance segment. In the summer maintenance sector, European competition includes Fayat, Bucher Municipal, and Hako. In the agriculture segment, Reform and Lindner compete against Aebi Schmidt’s offerings in Europe. Meanwhile, in the specialty vehicles sector, U.S.-based competitors include Knapheide, Morgan Olsen and Reading Trucks, provide comparable truck equipment solutions.

Supplier Network and Procurement Strategy
We procure goods and services from a broad range of suppliers worldwide. In 2025, our supply chain stabilized and contributed to sustainable cost reductions, including post-merger synergies. Although uncertainties in sectors such as automotive, construction machinery, and agricultural technology caused selective supply disruptions, these did not result in significant production interruptions, as we implemented mitigation measures such as contractual agreements and alternative sourcing solutions.
We maintain long-term, mutually beneficial relationships with our suppliers to drive innovation, ensure high quality, reduce lead times, and optimize ramp-up processes for new vehicle introductions while lowering total costs. As appropriate, we strategically consolidate suppliers and enter into long-term agreements to secure pricing advantages and appropriate levels of quality and reliability.
The supplier base includes companies of all sizes and industries, delivering key product groups such as aluminum, steel, stainless steel, welded assemblies, motors, hydraulics, electronic components, and specialized finishing work. We generally adopt a balanced sourcing strategy. Suppliers for North American manufacturing are predominantly based in North America, while suppliers for European manufacturing are predominantly based in Europe. Global suppliers are used where required to ensure business continuity and meet customer needs.
Aluminum and stainless steel represent the largest commodities we use in production and are predominantly purchased under forecast-based and price-lock agreements, alongside other key materials such as lumber, plastics, and steel. Certain components rely on single-source suppliers; associated risks are mitigated through contracts, supplier qualification processes, inspections, assistance programs, and ongoing performance monitoring.
Inventories are maintained primarily to support production and shipping schedules. We procure a limited number of chassis for airport equipment assembly in Europe, while the vast majority of vehicles we upfit are provided as third-party chassis by customers or original equipment manufacturers (“OEMs”) under bailment pool arrangements.
Incoming freight is managed through strategic logistics partners, enabling consolidated shipments to production sites and reducing total freight costs.

Research & Development
Our success depends on our ability to innovate and add new products and features ahead of changing market demands and new regulatory requirements. Thus, we emphasize research and development and commit resources to develop and adapt new products and production techniques. We spent approximately $27 million, $20 million and $17 million in 2025, 2024 and 2023, respectively, on research and development.

Product Warranties
We provide limited warranties against assembly and construction defects. These warranties generally provide for the replacement or repair of defective parts or workmanship for specified periods, ranging from one year to ten years, following the date of sale. With validation testing, predictive analysis tools and engineering and design standards, we strive continuously strive to improve product quality and durability and reduce our exposure to warranty claims. The end users may also receive limited warranties from suppliers of components that are incorporated into our chassis and vehicles.
Patents, Trademarks and Licenses
We have 53 patents in the United States, six patents in Canada and 20 patents in Europe. They include rights to the design and structure of snow and ice equipment (snowplows, spreaders), truck bodies and sweepers, certain peripheral equipment as well as their control and installation. We also have 23 pending patent applications. The existing patents will expire on various dates from 2025 through 2044 and utility patents are subject to payment of required maintenance fees.
We have more than 60 trademark rights, including protection for all of our product brands. The protection is mostly international, in individual cases national and/or with national restrictions of the scope of protection. The trademark rights are renewable under applicable laws, subject to payment of required fees and the filing of affidavits of use.
Our trademarks are valuable assets to both of our business segments. We are not aware of any infringing uses or any prior claims of ownership of our trademarks that could materially affect our business. Our policy is to pursue registration of our primary marks whenever possible and to vigorously defend our patents, trademarks and other proprietary marks against infringement or other threats to the extent practicable under applicable laws.
Human Capital Management
As of December 31, 2025, we employed approximately 5,700 employees and contractors. Approximately 5% of our total workforce consists of contractors, including all personnel at our Saltillo, Mexico operation. Our production processes leverage a combination of skilled tradespeople and high-touch assemblers working in body, electrical, mechanical, paint, and assembly operations. We strive to create a workplace of choice to attract, retain, and develop top talent to achieve our vision and deliver shareholder results.
As a globally active company operating in various countries, competent and satisfied employees are crucial to our long-term success. We offer an attractive working environment with country-specific benefits, and are committed to equal treatment. The health of our staff and workplace safety are top priorities. We believe our compensation packages provide the appropriate incentives to attract, retain and motivate our employees. We provide base pay that is competitive and aligns with employee positions, skill levels, experience and geographic location. In addition to base pay, we seek to reward employees with incentive awards, recognition programs, educational opportunities, paid time off, and equity awards for employees in certain roles.
Collaboration is one of our six key corporate values, and we incorporate flexibility and openness towards the different cultural and job-specific backgrounds of our employees. Open and honest interaction encourages employees to become actively involved in the company. We have implemented norms and standards to create a standardized framework for employees at all our locations. We regularly update employees by various means of internal corporate communication, such as newsletters, intranet, CEO messages, roadshows, management calls and global townhalls. Finally, we account for employee needs when designing workplaces.
Customers
Our customers include local authorities and businesses in the public sector and various other sectors, including agricultural businesses, airports, the defense industry, specialty vehicles dealers, fleet, service and industrial companies. As a manufacturer of machinery and equipment, but increasingly also as a service provider, we are driven by the diverse wishes and needs of our customers. To be close to the market and our customers, we are represented directly in 17 countries with our own sales and service organization and in over 90 other countries via established sales partners.
We are a global leader in intelligent solutions for customers who care for clean and safe infrastructure and cultivate challenging grounds. Our unique range of products includes our vehicles, as well as innovative attachable and demountable devices for individual vehicle equipment. We tailor our support and service program to customer needs. With our competitive range of products, we strive for total solutions that will provide an economic, safe and traceable treatment. Our ultimate mission is to improve the performance of our customers. We believe that this focus has allowed us to build strong customer relationships and continue to develop new customers and markets. See related risk factors in the section of this Annual Report entitled “Risk Factors – Risks Relating to Our Company and Business.”
Sales to customers outside the United States were $592 million, $536 million and $515 million for the fiscal years ended December 31, 2025, 2024 and 2023, respectively, or 39%, 49% and 51%, respectively, of sales for those years. Substantially all our long-lived assets are located in the United States.
In 2025 and 2024, the top 10 customers in North America represented 18% and 13% of net sales, respectively, while in Europe, they accounted for approximately 17% and 14%, respectively. No single customer or small group of customers is responsible for a disproportionate share of our sales.
Website and Filings
We maintain a website address at www.aebi-schmidt.com that includes additional information about the Company. Our website and any reports or other information we make available through our website are not part of or incorporated by reference into this Annual Report. We make available through our website, free of charge, our filings with the SEC, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and our interactive data files, including amendments. These filings are available as soon as reasonably practicable after we have filed them with, or furnished them electronically to, the SEC, and are also available at www.sec.gov.
Information About Aebi Schmidt’s Executive Officers
Our executive officers, their business experience and their ages as of February 28, 2026, are as follows:

Name	Position	Business Experience	Age	Executive Officer Since
Barend Fruithof	Group CEO	Vice Chair of Board since July 2025 and Group Chief Executive Officer since 2017. Head of Switzerland & Global Custody of Credit Suisse Group, from 2015 to 2016. Head of Corporate & Institutional Client of Credit Suisse Group from 2008 to 2015.	58	2017
Thomas Schenkirsch	Chief Group Services and Deputy CEO	Chief Group Services and Deputy CEO since July 2025. Head Group Strategic Development and Deputy CEO from October 2022 to June 2025. Group CFO from July 2016 to October 2022.	50	2016
Marco Portmann	Group CFO	Group CFO since April 2025. CFO of Swiss Steel Holding AG from April 2022 to June 2024. Vice President Corporate Accounting, Controlling, Tax and Risk Management of Swiss Steel Holding AG from October 2021 to March 2022. Vice President, Corporate Controlling of Swiss Steel Holding AG from April 2020 to September 2021.	37	2025
Steffen Schewerda	CEO, North America and President, Vehicle Solutions	CEO, North America and President Vehicle Solutions since July 2025. CEO, North America from January 2021 to July 2025.	55	2021
Henning Schröder	CEO, Europe and ROW	CEO, Europe and ROW since July 2025. Head Sales and Product Management Europe from April 2024 to June 2025. Head Group Technology from January 2021 to March 2024.	48	2019
Jacob Farmer	President, Commercial & Fleet and Deputy CEO, North America	President, Commercial & Fleet and Deputy CEO, North America since February 2026. President, Commercial & Fleet from July 2025 to February 2026. President, Fleet Vehicles and Services and Specialty Vehicles of Shyft from January 2023 to June 2025. President and Chief Executive Officer of Trialon Corporation from March 2020 to July 2023.	48	2025
Marcus Scherer	Chief Engineering	Chief Engineering since July 2025. Head of Group Technology from April 2024 to June 2025. VP Group Technologies North America from January 2023 to March 2024. CEO, Meyer Products from September 2020 to December 2022.	51	2024
Stefan Kaltenbach	Chief Supply Chain	Chief Supply Chain since July 2025. Head of Group Supply Chain Management and Procurement from March 2022 to June 2025. Head of Procurement Direct Spend from June 2019 to February 2022.	50	2022

Item 1A. Risk Factors
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
In February 2026, the U.S. Supreme Court (the “Court") issued a ruling holding that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") are not legally authorized. The Court only ruled on IEEPA tariffs and did not invalidate any other tariffs. Although the ruling has been issued, its implications for trade policy and related administrative actions remain uncertain. A number of tariff-related matters continue to be challenged that could impact the continued utilization of certain tariffs and the manner in which tariff costs. Adverse rulings, or the replacement or implementation of new tariffs or trade restrictions, could adversely impact our business, financial condition and results of operations.

A disruption, termination or alteration of the supply of critical components from third-party suppliers could materially adversely affect the sales of our products.

Our sales and manufacturing processes depend on the supply of critical components such as vehicle chassis, engines, transmissions, wire harnesses, axles and hydraulic pumps from major vehicle manufacturers and other suppliers. If our suppliers experience production delays, if the quality or design of their products change, if they implement recalls or change or discontinue the specific type of products they manufacture, or terminate their relationships with us, we could incur significant costs or disruptions to our business, which could have a material adverse effect on our sales, financial condition, profitability and/or cash flows. At various times, we may carry increased inventory to protect against these concerns, which may negatively impact our results of operations.
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

Volatility in the financial markets generally, and in the truck and automotive sectors in particular, could impact the financial viability of certain of our key third-party suppliers, or could cause them to exit certain business lines, or change the terms on which they are willing to provide products. During 2018 and 2019, many of our suppliers encountered production issues and delivery delays due to factors including a vendor factory fire, new plant location inefficiencies, unplanned work stoppages and indirect impacts from the implementation of tariffs. A recurrence of any of these events or another similar development could lead to difficulties in meeting our customers’ demands and reduce our overall sales volume. Further, any changes in quality or design, capacity limitations, shortages of raw materials or other problems could result in shortages or delays in the supply of vehicle chassis or components to us. Our business, operating results and financial condition could suffer if our suppliers reduce output or make changes to chassis models that are unpopular with customers or are incompatible with current product designs or production process.

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
Our manufacturing processes consume significant amounts of raw materials, the costs of which are subject to worldwide supply and demand factors, as well as other factors beyond our control, including continuing inflation. Raw material price fluctuations may adversely affect our results. We purchase, directly and indirectly through component purchases, significant amounts of aluminum, stainless steel, nickel (in particular as part of stainless steel), plastics and other resins, wood, electronic components, cables, and fiberglass products as well as other commodity-sensitive raw materials annually. In particular, in past years, steel and aluminum prices have experienced volatility which has been unforeseen and unexpected. Further, tariffs enacted or proposed by the U.S. government, or retaliatory tariffs, could further increase the price of components imported from international suppliers, and lift prices of certain commodities generally, regardless of origin. For example, tariffs increasing the cost of wood imported from Canada would likely lead to commercial and price pressures from U.S. producers as the result of consumers moving purchases to U.S. producers. Although at times we purchase steel, aluminum and other raw materials in advance to provide certainty regarding portions of our pricing and supply, for the majority of our raw material purchases, we do not typically enter into any fixed-price contracts and may not be able to accurately anticipate future raw material prices for those inputs, including the impacts of inflation. Commodity pricing has fluctuated significantly over the past few years and may continue to do so in the future. In addition, the cost of land and sea transportation is impacted by fluctuations in the cost of crude oil and diesel.
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

The risk associated with government customers is linked to fluctuations in their tax revenues and budgets. While many of our products are often prioritized - being either safety-critical equipment for street maintenance (e.g., ice and snow removal) or mission-critical airport equipment - there remains a risk that budget constraints could lead to delays in funding allocations, impacting order timelines. Although government and municipal customers typically are required by law to maintain these operations, financial pressures may result in postponed or deferred purchases.

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
Our U.S. airport customers operate under FAA regulations, so any failure of our equipment could have significant operational consequences. Funding for airport improvements comes from the FAA’s Airport Improvement Program (“AIP”), which requires compliance with the Buy American Act. A government shutdown or budget cuts would pose a direct risk, leading to delays in funding approvals and project execution. The Airport & Airway Trust Fund (“AATF”), a key funding source within the AIP, is government-funded and closely tied to federal budget decisions. Any reductions in government spending could negatively impact AATF allocations, directly affecting purchase decisions and potentially delaying orders.

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
The markets we serve are undergoing rapid transformation, particularly with respect to EVs and autonomous vehicles. Our current and potential competitors include companies that have significantly greater financial, technical, manufacturing, marketing and other resources than we do, including OEMs and certain of their customers who are highly motivated by market opportunities to deploy those resources to the design, development, manufacturing, distribution, promotion, sale and support of their products, including their EVs and autonomous vehicles. As a result of these market opportunities, OEMs and other companies have taken actions to reduce costs, including through in-sourcing, supply base consolidation and vertical integration. We expect these trends to continue and even accelerate. We expect competition for EVs and autonomous vehicles to intensify due to increased demand and a regulatory push for alternative fuel vehicles, continuing globalization, and consolidation in the worldwide vehicle industry. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in downward price pressure and adversely affect our business, financial condition, operating results, and prospects. Our business will be adversely affected if we are unable to adequately respond to these pressures or otherwise continue to compete in these markets.

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

While we believe our employee relations are generally positive, we cannot assure that our relations with our workforce will remain positive. A deterioration in these relations could have an adverse effect on our business. In addition, we conduct a large portion of our business in highly competitive labor markets. If we are unable to recruit and retain a sufficient workforce, or if the costs of doing so increase, our business could be materially adversely affected.
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

We rely on our information technology systems and those of third-party business partners to effectively manage our business data, communications, supply chain, product engineering, manufacturing, accounting and other business processes. Increased cybersecurity threats, computer crime and cyberterrorism pose a risk to the security of our systems and networks, and those of our third-party business partners, and the confidentiality, availability and integrity of our data. Cybersecurity incidents and similar attacks vary in their form and can include the deployment of harmful malware or ransomware, denial-of-services attacks, employee or personnel failures, fraud, phishing or other social engineering attempts or other methods to cause confidential information, payments, account access or access credentials, or other data to be transmitted to an unintended recipient. Cybersecurity threat actors also may attempt to exploit vulnerabilities through software including that is software commonly used by companies in cloud-based services and bundled software. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information, including but not limited to confidential information relating to customer or employee data, improper use of our systems and networks, manipulation and destruction of data, and operational disruptions. A cybersecurity incident or failure or disruption relating to our information or systems, or that of our third-party business partners, or any failure by us or our third-party business partners to effectively address, enforce and maintain our information technology infrastructure and cybersecurity measures may result in substantial harm to our business strategy, results of operations and financial condition, including major disruptions to business operations, loss of intellectual property, release of confidential information, alteration or corruption of data or systems, costs related to remediation or the payment of ransom, and litigation, civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs and possible prolonged negative publicity.
In addition, third-party providers of data hosting or cloud services, as well as our suppliers, may experience cybersecurity incidents that may involve data we share with them. There can be no assurance that cybersecurity incidents, whether with respect to us or such third-party providers, will not have a material adverse effect on us in the future. In order to mitigate risks to our information systems, we continue to make investments in personnel, technologies and training of personnel. Although we maintain a cyber insurance policy, there is no guarantee that such coverage will be sufficient to address costs, liabilities and damages we may incur in connection with a cybersecurity incident or that such coverage will continue to be available on commercially reasonable terms or at all.

Fuel shortages, or higher prices for fuel, could have a negative effect on sales.

Gasoline or diesel fuel is required for the operation of most of the specialty vehicles we manufacture. There can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of, or tax on, these petroleum products will not significantly increase in the future. Increases in gasoline and diesel prices and speculation about potential fuel shortages may have had an unfavorable effect on consumer demand for certain we products. This, in turn, may have a material adverse effect on our sales volume. Increases in the price of oil also can result in significant increases in the price of many of the components in our products, which may have an adverse impact on margins or sales volumes.

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

The unavailability, reduction, elimination or adverse application of government incentives could have an adverse effect on our business, prospects, financial condition and operating results.

The growth of our EV business depends in part on the availability and amounts of government incentives. Any reduction, elimination or discriminatory application of government incentives because of budgetary challenges, policy changes, the reduced need for such incentives due to the perceived success of EVs or other reasons may result in the diminished price competitiveness of the alternative fuel vehicle industry, which could have an adverse effect on our business, prospects, financial condition and operating results.

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
Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than we do, which could impair our ability to compete effectively and could adversely affect our results of operations. In addition, there are significant risks in using AI, and there can be no assurance that the use of AI will enhance our business or be beneficial to our business operations, including our efficiency or our profitability.

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
Foreign currency exchange rates have affected our sales, net earnings, and operating results in the past and could affect them in the future, in some cases materially. Currency exchange rate fluctuations may also affect the comparative prices between products we sell and products our non-U.S. competitors sell in the same market, which may decrease demand for our products. Substantial exchange rate fluctuations caused by the strengthening of the U.S. dollar or otherwise, may have an adverse effect on our operating results, financial condition, and cash flows, as well as the comparability of our financial statements between reporting periods. While we actively manage our foreign currency market risk in the normal course of business by entering into various derivative instruments to hedge against such risk, these derivative instruments involve risks and may not effectively limit our underlying exposure to foreign currency exchange rate fluctuations or minimize our net earnings and cash volatility associated with foreign currency exchange rate changes. Further, the failure of one or more counterparties to our foreign currency exchange rate contracts to fulfill their obligations to us could adversely affect our operating results.

Weather conditions, including conditions exacerbated by global climate change, present chronic and acute physical risks, have previously impacted, and may continue to impact, demand for some of our products and/or cause disruptions in our operations.

Weather conditions in particular geographic regions have adversely affected, and in the future will likely adversely affect the sales, demand, and field inventory levels and seasonality trends of some of our products. Weather conditions also have disrupted our own manufacturing and distribution facilities and our supply chain, which has impacted our ability to manufacture products to fulfill customer demand, and such disruptions may occur in the future. For example, drought or unusually wet conditions have had, and may continue to have, an adverse effect on sales of certain mowing equipment products. Lower snowfall accumulations in key markets have had, and may continue to have, an adverse effect on sales of our snow and ice removal business. Similarly, adverse weather conditions in one season may negatively impact customer purchasing patterns and sales for some of our products in another season. For example, lower snowfall accumulations may result in lower winter season revenues for landscape contractor professionals, causing such customers to forego or postpone spring purchases of our mowing equipment products.

Our business is subject to risks arising from our indebtedness, contingent obligations, liquidity and financial position.

Our business has meaningful working capital requirements and a decline in operating results or access to financing may have an adverse impact on our liquidity position. Our $600.0 million credit facilities agreement entered into on March 10, 2025 (the "New Credit Facilities Agreement"), which we have used or will use to finance existing interest-bearing financial indebtedness, to pay costs and expenses incurred in connection with the Merger, and for general corporate and working capital purposes, went into effect on July 1, 2025. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control. Accordingly, conditions could arise that could limit our ability to generate sufficient cash flows or to access borrowings to enable us to fund our liquidity needs, which could further limit our financial flexibility or impair our ability to obtain alternative financing sufficient to repay our debt at maturity.

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
In addition, the restrictive covenants in the New Credit Facilities Agreement require us to maintain specified financial ratios and other business or financial conditions. Our ability to comply with these financial ratios or other covenants may be affected by events beyond our control, and our failure to comply with these ratios or other covenants could result in an event of default. These covenants may affect our ability to operate and finance our business as we deem appropriate. Our inability to meet obligations as they become due or to comply with various financial covenants contained in the instruments governing our current or future indebtedness could constitute an event of default under the instruments governing our indebtedness. If there were an event of default under the New Credit Facilities Agreement, or any future instruments governing our indebtedness, the holders of the affected indebtedness could declare all of the affected indebtedness immediately due and payable, which, in turn, could cause the acceleration of the maturity of all of our other indebtedness. We may not have sufficient funds available, or we may not have access to sufficient capital from other sources, to repay any accelerated debt. Even if we could obtain additional financing, the terms of the financing may not be favorable to us. In addition, we have pledged the equity securities of certain of our material subsidiaries as security for our obligations under the New Credit Facilities Agreement. If amounts outstanding under our Credit Facilities Agreement were accelerated, our lenders could foreclose on those pledges, and we could lose a substantial part of our assets. Any event of default under the instruments governing our indebtedness could have a material adverse effect on our business, financial condition and results of operations.

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

In connection with the preparation of our consolidated financial statements as of December 31, 2025, 2024 and 2023 and for the years then ended, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
We are developing a plan to remediate the material weaknesses identified and have initiated certain remediation procedures. While we are working to remediate the identified material weaknesses as timely and efficiently as possible, at this time we cannot provide an estimate of the time we will take to complete this remediation plan. We cannot assure you that these remediation measures will significantly improve or remediate the material weaknesses above. As of the date of this Annual Report, the material weaknesses have not been remediated.

During the fiscal year ended December 31, 2025, we have not incurred material costs as part of our remediation efforts; however, we cannot provide an estimate of costs expected to be incurred in connection with the implementation of this remediation plan. We expect the remediation to be time-consuming and place significant demands on our financial and operational resources. The implementation of our remediation measures will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period.

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

For more information on these matters, please refer to Part II, Item 9A of this Annual Report.

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

Risks Relating to Tax Matters

The U.S. Internal Revenue Service may assert that Aebi Schmidt is a “domestic corporation” or a “surrogate foreign corporation” for U.S. federal income tax purposes as a result of the Transactions.

Under current U.S. federal income tax law, a corporation is generally considered for U.S. federal income tax purposes to be a tax resident in the jurisdiction of our organization or incorporation. Accordingly, under generally applicable U.S. federal income tax rules, Aebi Schmidt, which is incorporated under the laws of Switzerland and is a Swiss tax resident, would be classified as a non-U.S. corporation (and, therefore, not a U.S. tax resident) for U.S. federal income tax purposes. Section 7874 of the Internal Revenue Code of 1986, as amended, (the “Code”), however, contains rules that may cause a non-U.S. corporation to, in certain circumstances, be treated as a domestic corporation for U.S. federal income tax purposes. If we were treated as a domestic corporation for U.S. federal income tax purposes, we could be subject to substantial U.S. tax liability, in addition to tax liability in our country of residence, and the gross amount of any dividend payments to our non-U.S. holders could be subject to U.S. withholding tax. In addition, even if a non-U.S. corporation is not treated as a domestic corporation for U.S. federal income tax purposes, the non-U.S. corporation may be treated as a “surrogate foreign corporation” under Section 7874 of the Code, in which case the non-U.S. corporation would be subject to certain adverse U.S. federal income tax rules, including the ineligibility of dividends paid by the non-U.S. corporation for the reduced rates of tax that apply to qualified dividends.
We believe that we are not a “surrogate foreign corporation” within the meaning of Section 7874(a)(2)(B) of the Code or a “domestic corporation” pursuant to Section 7874(b) of the Code. However, the application of the rules under Section 7874 of the Code is complex and subject to uncertainty, and there is limited guidance regarding their application. Moreover, the application of Section 7874 of the Code to the facts and circumstances of the Transactions is uncertain.
If Aebi Schmidt is a passive foreign investment company, U.S. holders of shares of our Common Stock could be subject to adverse U.S. federal income tax consequences.

Aebi Schmidt, as a non-U.S. corporation, will be classified as a passive foreign investment company (“PFIC”) for any taxable year if either (1) at least 75% of our gross income for such year consists of certain types of “passive” income, or (2) at least 50% of the value of our assets (generally determined on the basis of a quarterly average) during such year is attributable to assets that produce passive income or are held for the production of passive income. Under certain “look-through” rules, a non-U.S. corporation is treated for purposes of determining whether it is a PFIC as owning a proportionate share of the assets, and receiving a proportionate share of the gross income, of subsidiaries in which it directly or indirectly owns a 25% or greater interest. Based on the current composition of our income, assets and operations, we believe that Aebi Schmidt was not a PFIC for the 2025 taxable year. Because determining PFIC status is a fact-intensive exercise made on an annual basis and depends on the composition of a non-U.S. corporation’s assets and income during each year, no assurance can be given that we are not, and we will not be, classified as a PFIC. If we were a PFIC for any taxable year, or portion thereof, that is included in the holding period of a U.S. holder of our Common Stock, such U.S. holder could be subject to certain adverse U.S. federal income tax consequences and could be subject to additional reporting requirements. There can be no assurance that we will not be a PFIC for U.S. federal income tax purposes for this or any future taxable year.

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

Any change in tax law, interpretation or practice, or in the terms of tax treaties, in a jurisdiction where we are subject to tax could increase the amount of tax payable by us. These changes could negatively affect our operations or financial performance.
We have operations in various countries that have differing tax laws and are subject to audit by domestic and foreign authorities. Our effective tax rate may change from year to year based on changes in the mix of activities and income earned among the different jurisdictions in which we operate; changes in tax laws in these jurisdictions; changes in the tax treaties between various countries in which they will operate; changes in eligibility for benefits under those tax treaties; and changes in the estimated values of deferred tax assets and liabilities. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating the provision and accruals for these taxes. Such changes could result in a substantial increase in the effective tax rate on all or a portion of our income.

Tax authorities may disagree with certain positions we have taken and assess additional taxes, along with interest and penalties. We regularly assess the likely outcomes of these audits and assessments in order to assess the appropriateness of our tax assets and liabilities. However, the calculation of such liabilities involves significant judgment in the interpretation of complex and developing tax regulations in many jurisdictions. Therefore, any dispute with a taxing authority may result in a payment or outcome that is significantly different from current estimates. There can be no assurance that we will accurately predict the outcomes of these audits and the actual outcomes of these audits could have a material impact on our consolidated earnings and financial condition in the periods in which they are recognized.

Repurchases of shares of our capital stock could be subject to Swiss tax, and it may not be possible to manage such share repurchases efficiently at a sufficiently large scale.

The repurchase of shares of our capital stock for cancellation is treated as a partial liquidation, and the proceeds from any repurchase of shares of our capital stock are generally subject to Swiss withholding tax at a rate of 35% on any amount that cannot be allocated to share capital (as reported on the our annual standalone financial statements prepared pursuant to Swiss law) or capital contribution reserves (as reported on our annual standalone financial statements prepared pursuant to Swiss law and recognized as such by the Swiss Federal Tax Administration). Through the Merger, we created additional capital contribution reserves in the amount of the fair market value of Shyft. While the repurchase of shares of our capital stock for purposes other than for cancellation (such as to retain the repurchased shares of our capital stock as treasury shares for use in connection with acquisitions, equity incentive plans, convertible debt or other instruments) would generally not be subject to Swiss withholding tax, the repurchase of shares of our capital stock for purposes other than cancellation would also be treated as a partial liquidation if we repurchase shares of our capital stock in excess of certain thresholds or if it fails to sell or reissue such shares of our capital stock within the applicable time period after the repurchase.
In most instances, Swiss companies with shares listed on a Swiss trading venue will repurchase shares for cancellation through a second trading line on such Swiss trading venue. On the second trading line, the Swiss withholding tax of 35% is deducted from the portion of the purchase price that is subject to Swiss withholding tax as required by Swiss tax laws, and certain shareholders may subsequently apply for a full or partial refund of this Swiss withholding tax. Should we not deduct the Swiss withholding tax upon repurchase (for example, in the case of a repurchase on an ordinary trading line), we would have to pay the grossed-up Swiss withholding tax (53.8%) upon cancellation of the repurchased shares of our capital stock, in case of the repurchase of the shares of our capital stock in excess of certain thresholds or failure to sell or reissue such shares of our capital stock within the applicable time period after the repurchase.
We do not expect to be able to use the customary second trading line process available on Swiss trading venues to repurchase shares of our capital stock because we do not expect to list the shares of our capital stock on any Swiss trading venues.

Risks Relating to the recent acquisition of Shyft

Our future results may be adversely impacted if we do not effectively manage our expanded operations.

As a result of the Merger, the size of our business is significantly larger than the size of either Shyft’s or our businesses immediately prior to the Merger. Our ability to successfully manage this expanded business will depend, in part, upon management’s ability to implement an effective integration of the two companies and our ability to manage the increased costs and complexities associated with a combined business that is significantly larger in size and scope. There can be no assurances that our management will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Merger.

We incurred substantial expenses related to the completion of the Merger, and we expect to incur substantial expenses related to the integration of the Shyft into our businesses.

We incurred substantial expenses in connection with the Merger, and we expect to incur substantial expenses to integrate a large number of processes, policies, procedures, operations, technologies and systems of Shyft into our business. The substantial majority of these costs will be non-recurring expenses related to the Merger, ancillary agreements and the facilities and systems consolidation costs. We may incur additional costs or suffer loss of business under third-party contracts that are terminated, may suffer losses of, or decreases in orders by, customers, and may incur costs to retain certain key management personnel and employees. We also have incurred and will continue to incur transaction fees and costs related to formulating and executing the integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs and time delays. These incremental transaction-related costs may exceed the savings we expect to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event of any material unanticipated costs. Factors beyond the parties’ control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately.

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

We may fail to realize the anticipated benefits and cost savings of the Merger, which could adversely affect the value of our Common Stock.

The success of the Merger will depend, in part, on our ability to realize the anticipated benefits, including synergies, cost savings and operational efficiencies from combining the businesses of Shyft and Aebi Schmidt. Our ability to realize these anticipated benefits and cost savings is subject to certain risks, including:

•our ability to successfully integrate Shyft into our business in a manner that permits these cost saving to be realized without adversely affecting current revenues and future growth;
•whether we will perform as expected; and
•the assumption of known and unknown liabilities of Shyft.
In addition, the actual cost saving of the Merger could be less than anticipated, the costs associated with effecting the Merger may be more than anticipated, and integration may result in additional and unforeseen expenses. If we are not able to successfully integrate Shyft into our business within the anticipated time frame, or at all, or the costs of such combination exceed the current expectation, the anticipated cost savings and other benefits of the Merger may not be realized fully (or at all) or may take longer to realize than expected, we may not perform as expected and the value of the shares of our Common Stock may be adversely affected.
In order to realize the anticipated benefits of the Merger such that we may perform as expected, certain issues must be considered in the course of integrating Shyft into our operations, including, among other things:
•integrating separate operational, financial, reporting and corporate functions, including with respect to differing U.S. and non-U.S. domicile and applicable law considerations;
•integrating Shyft’s products and services into our business;
•identifying and eliminating redundant and underperforming operations and assets;
•harmonizing our operating practices, employee development, compensation and benefit programs, internal controls and other policies, procedures and processes;
•addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•consolidating corporate, administrative and information technology infrastructure;
•coordinating sales, distribution and marketing efforts;
•managing potential facility closures and the movement of certain businesses and positions to different locations;
•maintaining existing agreements with customers and suppliers and avoiding delays in entering into new agreements with prospective customers and suppliers;
•coordinating geographically dispersed organizations;
•consolidating offices that are currently in or near the same location;
•harmonizing and integrating supplier and logistic streams; and
•effecting potential actions that may be required in connection with obtaining regulatory approvals.
Some of these factors will be outside of our control, and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and other adverse impacts which could materially affect our financial position, results of operations and cash flows.

Risks Relating to our Common Stock

Our Common Stock has a limited a history of trading and the market price and trading volume of our Common Stock may be volatile.

Because we were a private company prior to the Merger, our Common Stock has a limited trading history, and the market price and trading volume of our Common Stock may be volatile.

Our limited operating history as a publicly-traded company, and our inexperience could materially and adversely affect us and our stockholders.

We became a publicly-traded company in July 2025. Our senior management team lacks significant experience in operating a public company. As a publicly-traded company, we are required to develop and implement substantial control systems, policies and procedures in order to satisfy our periodic SEC reporting and Nasdaq obligations. We cannot guarantee that management’s past experience will be sufficient to successfully develop and implement these systems, policies and procedures and to operate our company. Failure to do so could jeopardize our status as a public company, and the loss of such status may materially and adversely affect us and our stockholders.

We are parties to certain Relationship Agreements, which provide certain Stockholders with certain rights over company matters.

In connection with the Merger, we entered into certain Relationship Agreements (the “Relationship Agreements”) with Mr. Peter Spuhler and PCS Holding AG (“PCS” and, together with Mr. Peter Spuhler, the “PCS Parties”), Gebuka AG and Barend Fruithof (collectively, the “Specified Stockholders”). The Relationship Agreements establish certain rights, restrictions and obligations of the Specified Stockholders, and set forth other arrangements relating to Aebi Schmidt, including the right of to designate up to four individuals for nomination to the our Board, subject to the PCS Parties maintaining certain beneficial ownership of shares of our Common Stock. Pursuant to the Relationship Agreements, after the second anniversary of the closing of the Merger, the Specified Stockholders may increase their respective stakes in the Company, which would lead to more influence of the Specified Stockholders in our general meeting of shareholders. Also, the PCS Parties’ Relationship Agreement can be terminated by PCS after the fourth anniversary of the closing of the Merger, and if the PCS Parties’ Relationship Agreement were to be terminated, the PCS Parties could nominate more members to our Board than what is envisaged by their Relationship Agreement. The interests of the parties to the Relationship Agreements may differ from those of other holders of our Common Stock.

We are a Swiss corporation, and our shareholders may not have the same rights and protections generally afforded to shareholders of U.S. corporations.

Swiss law and our Amended Articles of Association ("Amended Articles") may not grant our shareholders certain of the rights and protections generally afforded to shareholders of U.S. corporations. In particular, Swiss corporate law limits the ability of a shareholder to challenge resolutions or actions of the board of directors in court. Under Swiss law, shareholders generally cannot bring a suit to reverse a decision by the board of directors, but may seek damages for breaches of duty by the board of directors. Furthermore, remedies against transactions involving conflicts of interest or other procedural flaws may be limited if a claimant cannot prove that the benefits inuring to us are manifestly disproportionate to the consideration rendered in return.

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

Because our shares are listed exclusively on Nasdaq and not in Switzerland, our shareholders will not benefit from the protection afforded by certain provisions of Swiss law that are designed to protect shareholders in the event of a public takeover offer or a change-of-control transaction. For example, the Swiss takeover regime imposes a duty on any person or group of persons who acquires more than one-third of a company’s voting rights to make a mandatory offer for all of the company’s outstanding listed equity securities. In addition, the Swiss takeover regime imposes certain restrictions and obligations on bidders in a voluntary public takeover offer that are designed to protect shareholders. However, these protections are applicable only to issuers that list their equity securities in Switzerland, and because our shares are listed exclusively on Nasdaq, such Swiss law protections are not applicable to us. While the Amended Articles provide for clauses aiming to provide similar takeover protections, there is no guarantee that such clauses will result in the same or similar level of protection of minority shareholders as would be the case if Swiss law would apply directly. Furthermore, since Swiss law will restrict our ability to implement rights plans or U.S.-style “poison pills,” our ability to resist an unsolicited takeover attempt or to protect minority shareholders in the event of a change-of-control transaction may be limited. Therefore, our shareholders may not be protected to the same degree in a public takeover offer or a change-of-control transaction as are shareholders in a Swiss company listed in Switzerland.

The Amended Articles designate the courts at the location of our registered seat as the exclusive forum for certain types of actions and proceedings that may be initiated by the our shareholders.

The Amended Articles provide that (except with respect to any disputes arising under the Securities Act, the Exchange Act and any rules and regulations promulgated thereunder) the exclusive jurisdiction for any disputes arising from company matters (including but not limited to disputes between individual shareholders and the Company or our corporate bodies, as well as between us and our corporate bodies, or between the corporate bodies themselves) is at our registered seat in Frauenfeld, Switzerland. Any person or entity purchasing or otherwise acquiring our shares will be deemed to have notice of and consented to the provisions of the Amended Articles, including the exclusive forum provision. As a result, our shareholders may be required to bring certain legal actions or proceedings exclusively in Swiss courts, which may be less convenient and more costly than courts in other jurisdictions, including the United States. Furthermore, the jurisdiction clause in the Amended Articles may limit the ability of our shareholders to initiate legal proceedings against us or our directors, officers, or other representatives in jurisdictions of their choosing. It may also discourage lawsuits or derivative actions, even if such claims would otherwise be permissible under applicable laws. Moreover, Swiss courts may apply legal principles or procedural rules that differ from those in U.S. courts, potentially leading to outcomes less favorable to shareholders compared to an action or proceeding brought in a U.S. court.

We cannot guarantee the timing, amount or payment of dividends on shares of our capital stock.

While we expect to pay dividends, the timing, declaration, amount and payment of any future dividends on shares of our capital stock will fall within the discretion of our Board. There can be no assurance that we will pay or declare dividends in the future. Under Swiss law, we may only pay dividends if (i) we have sufficient net income from the immediately preceding fiscal year, (ii) we have brought forward net income from prior fiscal years or (iii) we have otherwise freely distributable reserves, each as evidenced by our audited annual standalone financial statements prepared pursuant to Swiss law, after allocations of net income to statutory retained earnings as required by Swiss law and by the Amended Articles. Additionally, any decision by our Board to recommend the payment of a dividend will depend on many factors, such as our financial condition, earnings, corporate strategy, credit rating, capital requirements, debt service obligations, debt covenants, industry practice, legal requirements, regulatory constraints and other factors that our Board deems relevant. Additionally, the declaration, timing and amount of any dividends to be paid by us will be subject to approval by our shareholders at the relevant general meeting of shareholders. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and access to the capital markets. Further, under Swiss law, although shareholders must approve dividend distributions in advance, the determination of the record and payment dates may be delegated to the company’s board of directors. We currently anticipates that our Board will adopt a practice of recommending an annual dividend paid in equal quarterly installments. If our Board were to do so, Shyft expects that the policy would be effected by seeking approval of our shareholders at the annual general meeting for an annual dividend distribution to be paid in four quarterly installments on dates determined by our Board. However, any specific decisions in the future regarding dividends and dividend policy will be determined from time to time by our Board with the approval of the shareholders.

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

Swiss law imposes certain restrictions on our ability to repurchase our Common Stock.

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

The rights of our shareholders are governed by Swiss law and the Amended Articles. Swiss law requires approval by shareholders for certain corporate actions over which a board of directors would have authority in some other jurisdictions. For example, Swiss law provides that the payment of dividends and other distributions and the cancellation of treasury shares must be approved by shareholders. Swiss law also requires that shareholders resolve to, or authorize the board of directors to, increase the share capital. While shareholders may authorize a board of directors to increase or reduce the company’s share capital by introducing a capital band into the company’s articles of association, Swiss law limits this capital band to between 50% and 150% of the issued share capital as recorded in the Commercial Register at the time of the introduction of the capital band. The capital band, furthermore, has a limited duration of up to five years unless renewed by shareholders (by holders of at least two-thirds of the votes represented at a general meeting of shareholders) from time to time. According to the Amended Articles, our Board will be authorized to increase our share capital to a maximum of $116,299,384 and/or reduce it to a minimum of $62,080,000 without a shareholder vote. However, this capital band authorization will expire on February 12, 2030, at which point a new capital band must be approved by shareholders before our Board may increase and/or reduce our share capital under a capital band.
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

The Amended Articles contain provisions that are intended to limit the ability of shareholders to exercise control over the Company. For example, the Amended Articles provide that no person may, directly or indirectly, formally, constructively or beneficially own or otherwise control voting rights with respect to 49% or more of our share capital (as registered in the Commercial Register).

Shareholders may not be able to exercise preemptive rights in future issuances of equity or other securities that are convertible into equity.

Under Swiss law, shareholders may receive certain preemptive rights to subscribe on a pro rata basis to issuances of equity or other securities that are convertible into equity. Due to laws and regulations in their respective jurisdictions, however, non-Swiss shareholders may not be able to exercise such rights unless we take action to register or otherwise qualify the rights offering under the laws of such shareholders’ jurisdiction. We cannot give any assurance that we will register or otherwise qualify the offering of subscription rights or shares under the law of any jurisdiction where the offering of such rights is restricted. If shareholders in such jurisdictions were unable to exercise their subscription rights, their ownership interest in us would be diluted.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We rely on information technology systems across our operations, including for management, supply chain and financial information and various other processes and transactions. Our ability to effectively manage our business depends on the security, reliability and capacity of these systems. We maintain a comprehensive cybersecurity program to proactively assess our controls, identify and manage risks, and evaluate the overall effectiveness of our information security framework.
Our program is designed to support the confidentiality, integrity, and availability of our systems and data. We utilize internal and external security services to detect potential threats, conduct periodic third-party security assessments, and provide cybersecurity awareness training for employees. We maintain an incident response plan to address cybersecurity incidents and maintain cybersecurity insurance. Such coverage may not fully cover potential losses.
The oversight of our cybersecurity risk management process is integrated into our overall risk management process. Through our enterprise risk management process, which involves a broad cross-functional group across many areas of expertise and is structurally independent of our business lines, we identify and assess risk and risk-mitigation actions, including with respect to cybersecurity risks.
We rely on third-party service providers to execute certain business processes, maintain certain information systems and infrastructure, evaluate defenses, and implement recommendations. We periodically have external information security assessments performed by third parties to analyze our internal assessment results and to stay informed of information security risks. Additionally, we maintain a supplier validation process, which involves approval by our cybersecurity group for significant suppliers that will have access to any of our databases or technology.
While we have experienced cybersecurity incidents in the past, as of the date of the filing of this Annual Report, we do not believe that any risks from cybersecurity threats, including as a result of past cybersecurity incidents have had, or are reasonably likely to have, a material effect on the Company, including our business strategy, results of operations or financial position. We continue to invest in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity threats, please see “Risk Factors - Risks Relating to Our Company and Business.”
Governance
The Board of Directors is responsible for overseeing risk for the Company and carries out its oversight of cybersecurity risk management with the assistance of the Audit Committee and the Information Security Committee, a management committee comprised of our Chief Financial Officer, Chief Group Services, Chief Technology Officer, Chief Operation Officer Europe, Chief Executive Officer Europe, Chief Information Officer ("CIO"), Chief Supply Chain Officer, Chief Information Security Officer ("CISO"), and Data Protection Officer. On a regular basis, the Information Security Committee reviews how we are executing against our comprehensive cybersecurity framework, including reviewing our cybersecurity reporting protocol. Our CISO is the member of our Information Security Committee who is responsible for overseeing our cybersecurity program, in partnership with the business leaders across the company. Our CISO is a certified and experienced information system security professional and reports directly to our CIO.

Item 2. Properties
At December 31, 2025, we had about 70 locations in 17 countries.
Our sales and services facilities are located in the United Kingdom; Austria; Spain; Italy; Norway; Sweden; Denmark; Belgium; China; Switzerland (providing international coverage) and the United States.
Our production facilities are located in St. Blasien, Germany; Holten, The Netherlands; Kielce, Poland; Burgdorf, Switzerland; Jyvävasjtkä, Finland; Cleveland, Ohio; Lindenwood, Illinois; New Holstein, Wisconsin; Chilton, Wisconsin; Muncy, Pennsylvania; Monroe, Wisconsin; Litchfield, Minnesota; Bristol, Indiana; Charlotte and Roseville, Michigan; Landisville, Pennsylvania; Kansas City, Missouri; Carson and McClellan Park, California; Dallas and Weatherford, Texas; Mesa, Arizona; Waterville, Maine; Pompano Beach, West Palm Beach, Fort Myers and Miami, Florida; Lebanon, Tennessee; Oakland, Iowa; Saltillo, Mexico and Saint-Andre-Avellin (QC), Canada.
Our global logistics centers are located in Laatzen, Germany and Fond Du Lac, Wisconsin, USA.
Our properties located in North America are used by our North America segment and the properties outside of North America are used by our Europe and ROW segment. We consider our properties to generally be in good condition, well maintained, and suitable and adequate to meet our business requirements for the foreseeable future. Some of our properties are owned while others are leased. In the case of manufacturing facilities, we typically seek an approach that provides longer term control to minimize disruption of production processes, i.e., ownership or long-term lease. In any event, we do not anticipate difficulty in renewing existing leases as they expire or in finding adequate alternate facilities.

Item 3. Legal Proceedings
At December 31, 2025, we were party, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of our businesses. Our management does not currently expect our financial position, future operating results or cash flows to be materially affected by the final outcome of these legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “AEBI.”
Holders
The number of shareholders of record of our common stock on March 17, 2026 was 223, provided that this includes 149 legacy Shyft shareholders of record (collectively holding approximately 0.07% of the outstanding shares) who have not yet exchanged their shares of Shyft common stock for shares of Aebi Schmidt common stock. This is not the actual number of beneficial owners of our common stock, because most shareholders hold their shares through a stockbroker, bank or other nominee rather than directly in their own names.
Dividends
From our public listing in July 2025 through December 31, 2025, we have paid dividends in quarterly installments on our common stock as shown in the table below. In each case, the dividends were paid by way of a distribution from capital contribution reserves.

Date dividend declared	Record date	Payment date	Dividend per share ($)
August 14, 2025	August 29, 2025	September 29, 2025	$0.025
October 23, 2025	November 17, 2025	December 18, 2025	$0.025

No assurance can be given that any future dividends will be made or, if made, as to the amounts or timing of any future dividends, because any decision by the Board to recommend the payment of a dividend will depend on many factors, such as our financial condition, earnings, corporate strategy, credit rating, capital requirements, debt service obligations, debt covenants, industry practice, legal requirements, regulatory constraints and other factors that the Board deems relevant, and because payment of a dividend is subject to shareholder approval.

Securities authorized for issuance under equity compensation plans
See Item 12 below for information concerning our equity compensation plans.
Stock Performance Graph
The performance graph below shows the cumulative total return to our stockholders between July 2, 2025 (the date that our common stock commenced trading “regular way” on the Nasdaq Global Select Market) through December 31, 2025, in comparison to the Nasdaq Composite Index and the Dow Jones U.S. Commercial Vehicles & Trucks Total Stock Market Index. The graph assumes that $100 was invested in our common stock and each index at their closing prices on July 2, 2025 and assumes reinvestment of all dividends. The stock price performance shown in the graph represents past performance and is not necessarily indicative of future stock price performance.

	7/1/2025	7/31/2025	8/29/2025	9/30/2025	10/31/2025	11/28/2025	12/31/2025
Aebi Schmidt Group	$100	$76	$89	$92	$82	$88	$93
NASDAQ Composite Index Total Return	$100	$105	$106	$112	$118	$116	$115
Dow Jones U.S. Commercial Vehicles & Trucks Total Stock Market Index	$100	$106	$103	$108	$117	$119	$120

The stock price performance graph and related information shall not be deemed ‘‘filed’’ with the Securities and Exchange Commission, nor shall such information be incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this information by reference.
Recent Sales of Unregistered Securities
On June 24, 2025, we granted an aggregate of 250,000 shares of our Common Stock (such number is adjusted for the 1 to 7.5 forward stock split of our common stock effected on July 1, 2025) to members of our executive board and/or other senior executives of our group companies, to reward them for exceptional performance, help retain their services, and better align their interests with those of Aebi Schmidt. The shares used to settle these grants were issued on July 1, 2025. The grants were made in reliance on an exemption from the registration requirements of the Securities Act under Section 4(a)(2) thereof on the basis that the issuance of securities did not involve a public offering.
We made no other issuances of unregistered securities during the period covered by this Annual Report.
Issuer Purchases of Equity Securities
We do not have any publicly announced stock repurchase plans or programs, so did not engage in any share repurchases under any such plan or program during the fourth quarter of 2025, and we did not effect any other share repurchases during such period.

Item 6. [ Reserved ]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
A discussion of changes in (i) our results of operations, (ii) our segment results of operations and (iii) our cash flows from operating, investing and financing activities for the year ended December 31, 2024 compared with the year ended December 31, 2023 has been omitted from this Annual Report but may be found under the headings (i) “Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations,” (ii) “Management's

Discussion and Analysis of Financial Condition and Results of Operations - Segment Results of Operations” and (iii) “Management's Discussion and Analysis of Financial Condition and Results of Operations - Cash Flows,” respectively, included in the Company's Registration Statement on Form S-4/A (File No. 333-286373) filed with the SEC on May 12, 2025.

Forward-Looking Statements
The following discussion and analysis of the financial condition and results of operations of Aebi Schmidt should be read together with Aebi Schmidt’s audited consolidated financial statements as of and for the years ended December 31, 2025, 2024 and 2023, and the related notes thereto, which are included elsewhere in this Annual Report. Unless the context requires otherwise, references to “Aebi Schmidt” in this section of the Annual Report refer to Aebi Schmidt and its consolidated subsidiaries. The information presented herein is based on management’s perspective of Aebi Schmidt’s results of operations. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of Aebi Schmidt’s control. Aebi Schmidt’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the sections entitled “Forward-Looking Statements” and “Risk Factors”.

Overview
Aebi Schmidt is a leading global manufacturer of specialty vehicles. We are headquartered in Switzerland and employ approximately 5,700 people. We operate in 17 countries through our own sales and service organizations, with more than 70 locations worldwide, including over a dozen production facilities and a dense network of upfitting and service centers. Through established partnerships with dealers, we are represented in more than 90 additional countries globally. Our core offerings include solutions and equipment for snow removal and de-icing, street and runway sweepers, truck and RV chassis, as well as truck bodies and vehicle upfitting for a wide range of commercial fleets and vocations. Furthermore, we produce specialty vehicles and equipment for municipal and airport maintenance services as well as for the cultivation of steep and challenging terrain.
On July 1, 2025, Aebi Schmidt acquired 100% of the outstanding equity interests of Shyft, a niche market leader in specialty vehicle manufacturing and assembly for the commercial and recreational vehicle industries, through the Merger. The Merger involved 100% of the voting equity interests of Shyft, with the primary reasons for the combination being to enhance our product offerings in specialty vehicle solutions, develop our market share in North America, and the leverage Shyft's innovative design and manufacturing capabilities.
Aebi Schmidt has a track record in continuous profitable growth. For the year ended December 31, 2025, its sales increased by $440.7 million, or 41%, to $1,526.6 million in comparison to the year ended December 31, 2024, due in part to the Merger with Shyft in July 2025. For the year ended December 31, 2024, its Sales increased by $70.4 million, or 7%, to $1,086.0 million in comparison to the year ended December 31, 2023. Operating income increased by $4.6 million, or 7%, to $73.1 million in the year ended December 31, 2025 in comparison to the year ended December 31, 2024, and increased by $9.5 million, or 16%, to $68.5 million in the year ended December 31, 2024 in comparison to the year ended December 31, 2023. Based on its strategy and strong customer orientation, Aebi Schmidt is prepared to continue the growth path in the foreseeable future.
North America
Aebi Schmidt North America segment offers a wide range of vehicles, equipment and services primarily across four of our five lines of business: Airport & Chassis, Commercial Trucks, Goods Transport, and Municipal. Aebi Schmidt operates as a key player in providing innovative solutions for snow removal, street cleaning, and other essential services that enhance infrastructure and public safety. The Merger with Shyft in July 2025 allowed Aebi Schmidt to penetrate additional markets and product lines, as well as combine Aebi Schmidt’s commercial business with Shyft’s fleet and commercial business, optimizing Aebi Schmidt’s purchasing and production capacity.
•Airport & Chassis. MB and Schmidt are both leading in equipment for airport runway maintenance, offering snow removal and de-icing solutions, multi-tasking machines, and runway sweepers. Spartan RV Chassis also fit into this line of business.
•Commercial Trucks. With an outstanding variety of different value propositions, Monroe, Magnum, Strobes-R-Us and Meyer either build or upfit work trucks for commercial and municipal fleets and individual business owners.

•Goods Transport. Utilimaster designs and builds fleet solutions and offers a support and service network throughout the life span of vans and trucks. Our EV solutions are marketed under the Blue Arc brand. Towmaster equipment trailers are also included in this line.
•Municipal. Both Monroe and Swenson provide snow & ice control equipment and liquid anti-icing systems. Our Municipal line also include electric Sweepers from Schmidt, Pavement Marking Solutions from MB and ELP’s full range of snow removal equipment, dump bodies, interchangeable body system, and more.

Europe and the ROW
In Europe and ROW, Aebi Schmidt offers a wide range of vehicles, equipment and services primarily across three of our five lines of business: Airport & Chassis, Municipal and Agriculture. Aebi Schmidt has long-lasting relationships with airports and municipalities across Europe and with international customers. Aebi Schmidt offers a wide range of products tailored to European and international markets, including snowplows, street sweepers, multifunctional vehicles, and specialized equipment for airport operations. Aebi Schmidt has established a strong reputation for quality and reliability, with innovative solutions that enhance efficiency and sustainability through its technological features.
•Airport & Chassis. Primarily Airport Maintenance Teams rely on Schmidt Technology for decades. Its jet, compact and high-speed sweepers, sprayers and blowers provide for airport operations in both winter and summer. Meanwhile they are almost all equipped with state-of-the-art control systems, some of which allow automated or autonomous operations. Schmidt also offers hydraulic equipment and control systems for this line of business .
•Municipal. Schmidt combines a powerful range of expertise across the many municipal requirements in both summer and winter. Schmidt launched its first sweeper in the 1960's and has since incorporated technologies like pre-wetted salt spreading from Nido, narrow-track multipurpose transporters from Ladog, Scandinavian plowing technologies and more from Arctic or Tellefsdal. A constantly growing number of vehicles and solutions do meanwhile also come with full electric drive, supporting municipalities to meet their emission targets.
•Agriculture. Aebi provides solutions to cultivate steep and challenging terrain efficiently and safely. Aebi Slope Tractors, Transporter or Motor Mowers are used by mountain farming businesses, municipalities and contractors.

Trends and Key Factors Affecting Performance
As a manufacturer of vehicles, equipment, and attachments for vehicles, Aebi Schmidt operates within the economic and regulatory environment surrounding the commercial trucks and trailers, snow and ice clearing, street sweeping, airport snow and ice clearing, and agriculture industries. Aebi Schmidt’s performance and results of operations are driven by key external trends and factors, including:
Growing Trucking Industry
Aebi Schmidt’s commercial trucks and trailers business is heavily dependent on the trucking industry. The growth of the business segment is partly driven by the overall growth of the economy. Aebi Schmidt’s ability to capitalize on the increased demand from the trucking industry will significantly impact its sales, sales growth, and financial performance.
Changes in Airport Traffic and Operating Airports
Aebi Schmidt’s airport snow and ice clearing business is dependent on overall airport traffic and the number of operating airports. As Aebi Schmidt provides critical infrastructure for airports to comply with strict safety and operational standards set by aviation authorities, Aebi Schmidt anticipates the need for its equipment to continue as failure by airports to meet these standards due to inadequate snow and ice clearing can result in penalties and operational restrictions. During slower periods of national and global travel, Aebi Schmidt’s business may experience decline due to fewer flights, and airport closures can cause lower demand for its products. However, as demand for air travel increases and airports are built or expanded, Aebi Schmidt expects to have an advantage over its competitors as Aebi Schmidt has existing relationships with airports and a proven track record for providing equipment that is compliant with aviation standards. Aebi Schmidt’s ability to maintain these relationships and provide equipment that meets the needs of airports in various jurisdictions may have a material impact on its future sales and sales growth. Additionally, Aebi Schmidt’s business relies on weather conditions and thrives during periods of heavy snow and icing.
Municipal Growth and Urbanization
Aebi Schmidt’s municipal snow and ice clearing business and municipal street sweeping business is expected to be impacted by increasing urbanization. As municipalities continue to develop and expand, Aebi Schmidt anticipates growth for its business due to increases in roads that require maintenance. As cities expand and populations increase, there is a heightened need for effective infrastructure maintenance, including road cleaning, snow removal, and other municipal services. Aebi Schmidt expects that increased urbanization will lead to its ongoing collaboration with municipalities to address their unique needs. Aebi Schmidt’s ability to meet the needs of various municipalities depending on their location and infrastructure may have a material impact on its future sales and sales growth.
Climate Change and Weather Events
Demand for Aebi Schmidt’s snow and ice clearing products are in part affected by climate change and weather events. As temperatures rise, shorter winters and less snow fall could cause a decrease in demand for Aebi Schmidt’s equipment. Aebi Schmidt’s ability to monitor and adapt to different product needs based on the changing climate may have a material impact on its future sales and financial performance. At the same time, sustainability and efficiency play a crucial role in Aebi Schmidt’s operations. Aebi Schmidt’s machines are designed to optimize performance by applying the precise amount of additives needed, ensuring both environmental responsibility and cost-effectiveness.
Price of Raw Materials and Components
Aebi Schmidt sources its raw materials and manufactured components from suppliers both domestically and internationally. Aebi Schmidt’s business approach is based on local presence which is also reflected on its sourcing strategy: Aebi Schmidt sources primarily from North American suppliers for its North American business and from European suppliers for its European business. However, Aebi Schmidt’s supply chain may have tier 2 or tier 3 suppliers that are located in other geographic regions, such as China. The prices of key raw materials, including steel or aluminum may experience volatility due to economic conditions outside of Aebi Schmidt’s control, such as tariffs and which may impact its overall profitability. Aebi Schmidt’s ability to control its exposure to fluctuations in raw materials prices through long-term supply contracts and other instruments, as well as through its contract negotiations with suppliers, may have a material impact on its costs and financial performance.
Increasing Costs of Production
The performance of Aebi Schmidt’s manufacturing operations is driven by various factors influencing production. Unplanned downtime due to labor supply, safety incidents, or supply chain issues could significantly decrease production and impact the number of products Aebi Schmidt is able to produce and sell. Increasing labor costs and increasing energy costs could lead to an increased cost of production, which could negatively impact Aebi Schmidt’s results of operations if increased costs cannot be passed on to the markets. Supply chain challenges, including transportation delays and shortages of certain materials, may lead to increased costs for sourcing raw materials. Aebi Schmidt continues to monitor a variety of external factors, such as supply chain disruptions and labor pressures, and its ability to adapt to these factors may have a material impact on its costs and financial performance.
Changes in Global Market Conditions
Global market conditions, including inflation, recession, interest rates, tariffs, trade laws, ongoing conflicts in the Middle East and Ukraine, and governmental regulations, may create challenges for Aebi Schmidt’s business. The overall economic climate has a direct impact on Aebi Schmidt’s sales and revenue, including future top-line growth. Fluctuations in interest rates can influence Aebi Schmidt’s borrowing costs and consumer financing options. An increase in interest rates would lead to higher costs of capital, which may impact Aebi Schmidt’s investment strategies and expansion plans.
Tariffs and trade laws can affect Aebi Schmidt’s cost structure and market access. The imposition of tariffs on imported goods may increase Aebi Schmidt’s costs for raw material and components, which may materially impact its profitability. While sourcing primarily from local suppliers, such as U.S. suppliers for U.S. manufacturing, may provide some protection from tariffs and trade barriers, such tariffs and trade barriers may also increase the cost of locally sourced materials as the overall supply in the local market may be limited. Further, some local suppliers may not be able to supply their materials and components as they may rely on international sub-suppliers. To mitigate short-term price volatility, Aebi Schmidt seeks to lock in key raw materials for up to the next month to two years through selective and dedicated supplier contracts. Aebi Schmidt primarily sells products manufactured in the United States to customers in its North American segment and products manufactured in Europe to customers in Europe and other parts of the world. Tariffs and trade barriers may affect Aebi Schmidt’s business, directly or indirectly, through the general level of economic activity, the impact on local prices, and the availability of materials and components, among other factors.
Changes in Regulatory Environment
Aebi Schmidt operates in economies regulated by federal, state, and international environmental laws which may affect its operations, use and/or disposal of materials, and emissions. Changes in regulations require Aebi Schmidt to adapt its operations to comply with additional regulations, which may increase its costs and investments in new technologies. Aebi Schmidt must ensure that its products comply with emissions regulations set by governments and international bodies. Aebi Schmidt also incorporates safety features into its equipment to comply with industry and regulatory safety standards, and the introduction of new standards may involve additional design and engineering efforts on Aebi Schmidt’s part, which could increase its research and development costs. Additional initiatives and legislation could also lead to increased legal, administrative, or environmental costs. As Aebi Schmidt expands its geographic footprint, Aebi Schmidt may be subject to additional regulations that are more stringent than the ones it is currently subject to.
Due to its established economies of scale, Aebi Schmidt expects to have a competitive advantage in its ability to adequately comply with any additional regulatory requirements, while new entrants into the industry or smaller competitors may struggle to comply with such environmental, safety, and other requirements. Aebi Schmidt’s ability to maintain this competitive advantage may have a significant impact on its ability to expand its geographic footprint and market share in existing markets. Furthermore, as a global supplier, Aebi Schmidt must navigate varying regulatory requirements across different countries. For example, the same product may need to be homologated multiple times to comply with different national regulations. Aebi Schmidt is seeing signs of deregulation or halted additional regulation in the U.S., while the EU continues to implement and enforce stricter regulations, adding further complexity to its regulatory compliance efforts.
Key Performance Indicators
Aebi Schmidt reviews the following key performance indicators on a regular basis in order to evaluate the financial and operating performance of its business, identify trends affecting its performance, prepare financial projections, and make strategic decisions. Aebi Schmidt’s key performance indicators are not based on any standardized industry methodology and are not necessarily calculated in the same manner or comparable to similarly titled measures presented by other companies. Similarly, Aebi Schmidt’s key metrics may differ from estimates published by third parties or from similarly titled metrics of its competitors due to differences in methodology. The numbers that Aebi Schmidt uses to calculate its key performance indicators are based on internal data. While these numbers are based on what Aebi Schmidt believes to be reasonable judgments and estimates for the applicable period of measurement, there are inherent challenges in measuring usage and engagement. Increases or decreases in Aebi Schmidt’s key performance indicators may not correspond with increases or decreases in its revenue. Aebi Schmidt regularly reviews and may adjust its processes for calculating its internal metrics to improve their accuracy. In addition to the key performance indicators summarized below, Aebi Schmidt also evaluates certain non-GAAP financial measures (e.g., Adjusted EBITDA and Adjusted EBITDA margin), which are further summarized in the Non-GAAP Financial Measures section below.

The following table presents a summary of Aebi Schmidt’s key performance indicators for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	2023
Sales	$1,526,625	$1,085,958	$1,015,572
Net income	9,706	30,737	11,199
Net income margin	0.6%	2.8%	1.1%
Adjusted EBITDA(1)	132,840	98,997	86,408
Adjusted EBITDA margin(1)	8.7%	9.1%	8.5%
Net cash provided by (used in) operating activities	8,972	68,770	30,090
_________________
(1)Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. See the section titled “Non-GAAP Financial Measures” below for the definitions of these measures and the reconciliations to the most directly comparable U.S. GAAP financial measures.
Components of Results of Operations
Sales
Sales are comprised primarily of revenue from the sale of equipment for commercial vehicles and trailers, snow and ice clearing, airport runway clearing, street cleaning and marking, environmental maintenance, and agriculture, net of sales discounts, rebates, and commissions. Sales also include revenues generated from selling spare parts as well as repair and maintenance services for these machines. In general, these after-sales activities add 15% to 20% of the total annual sales of Aebi Schmidt’s Group. In accordance with Aebi Schmidt’s business segments, after sales activities in Europe and the ROW are directly linked to products sold in Europe and the ROW. Likewise, North America after sales services are only rendered in North America.

Cost of products sold
Cost of products sold consists of materials and supplies, personnel costs, outsourced services, depreciation and outgoing freight costs.
Research and development expense
Research and development expense primarily consists of compensation costs, external engineering service costs, and material costs for product development and prototyping, among other items.
Selling, general and administrative expense
Selling, general and administrative expense consists of sales, after sales, marketing, product management, and strategic purchasing expenses, as well as administrative expenses such as costs related to human resources, finance and information technology (including enterprise resource planning system). Amortization of intangible assets such as concessions, rights, licenses, and information technology software is also included in selling, general and administrative expense.
Amortization of purchased intangibles
Amortization of purchased intangibles consists of amortization of acquired brands, technology assets, customer relationships and other acquired finite-lived intangible assets.
Other operating (income) expense
Other operating income and expense consists primarily of foreign exchange income and expense. Aebi Schmidt’s functional currency is generally the applicable local currency. Aebi Schmidt’s reporting currency is the U.S. dollar, and a majority of its sales are received in U.S. dollars.
Interest expense
Interest expense primarily consists of interest paid and accrued on Aebi Schmidt’s short- and long-term debt.
Other income (expense)
Other income and expense was driven by transaction costs, restructuring expenses, as well as integration costs, proceeds from the sale of property, plant and equipment, other exceptional income and expense, and foreign exchange income and losses on financial positions. These positions were partially offset by income attributable to pension assets. Exceptional income and expense refer to unusual or non-recurring amounts that are outside Aebi Schmidt's normal operations.
Income tax expense (benefit)
Aebi Schmidt is subject to tax in multiple jurisdictions, including those in the United States, Switzerland, Canada and countries in the European Union, e.g. Germany, Netherlands or Poland. The tax jurisdictions in which Aebi Schmidt operates have different statutory tax rates. Accordingly, Aebi Schmidt’s effective tax rate will vary depending on the relative proportion of income in each jurisdiction, changes in the valuation allowance on its deferred tax assets, and changes in tax laws.
Results of Operations
Results for Aebi Schmidt for the year ended December 31, 2025, compared to results for the year ended December 31, 2024.

	For the Year Ended December 31,
	2025	2024	$ Change	% Change

Sales	$1,526,625	$1,085,958	$440,667	41%
Cost of products sold	1,222,571	857,721	364,850	43%
Gross profit	$304,054	$228,237	$75,817	33%
Operating expenses:
Research and development	26,494	19,556	6,938	35%
Selling, general and administrative	180,647	124,660	55,987	45%
Amortization of purchased intangibles	23,316	14,088	9,228	66%
Other operating (income) expense	531	1,441	(910)	-63%

	For the Year Ended December 31,
	2025	2024	$ Change	% Change
Total operating expenses	$230,988	$159,745	$71,243	45%
Operating income	$73,066	$68,492	$4,574	7%

Other income (expense):
Interest expense	(41,794)	(34,106)	(7,688)	23%
Other income (expense)	(20,080)	7,278	(27,358)	-376%
Total other income (expense)	$(61,874)	$(26,828)	$(35,046)	131%
Income from continuing operations before income taxes	$11,192	$41,664	$(30,472)	-73%
Income tax expense (benefit)	1,486	10,927	(9,441)	-86%
Income from continuing operations	$9,706	$30,737	$(21,031)	-68%
Net income	9,706	30,737	(21,031)	-68%
Less: Net income attributable to non-controlling interest	(33)	55	(88)	-160%
Net income attributable to Aebi Schmidt Holding AG	$9,739	$30,682	$(20,943)	-68%

Sales
Sales increased by $440.7 million, or 41%, to $1,526.6 million for the year ended December 31, 2025, from $1,086.0 million for the year ended December 31, 2024. The increase in sales was primarily driven by sales attributed to Shyft of $378.0 million, an increase in new business sales of $49.6 million, and an increase in after sales of $13.1 million.
Cost of products sold
Cost of products sold increased by $364.9 million, or 43%, to $1,222.6 million for the year ended December 31, 2025, from $857.7 million for the year ended December 31, 2024. The increase in cost of products sold was driven by $310.5 million in costs attributable to Shyft, an increase of $45.7 million in costs related to new business sales, and an increase of $9.0 million in costs related to after sales. This was partially offset by a decrease of $3.5 million due to lower overhead costs incurred compared to the prior year.
Research and development expense
Research and development expense increased by $6.9 million, or 35%, to $26.5 million for the year ended December 31, 2025, from $19.6 million for the year ended December 31, 2024 primarily driven by an increase of $5.2 million in activity attributable to Shyft and development of new product solutions by Aebi Schmidt.
Selling, general and administrative expense
Selling, general and administrative expense increased by $56.0 million, or 45%, to $180.6 million for the year ended December 31, 2025, from $124.7 million for the year ended December 31, 2024. The increase in selling, general and administrative expense was primarily driven by an increase of $55.8 million in costs attributable to Shyft, along with an increase in finance department costs of $4.6 million and an increase in IT costs of $2.2 million, partially offset by a decrease in general administrative costs of $7.4 million driven by the change in repurchase liability for our employee share plan and a decrease in management costs of $0.4 million.
Amortization of purchased intangibles
Amortization of purchased intangibles increased by $9.2 million, or 66%, to $23.3 million for the year ended December 31, 2025, from $14.1 million for the year ended December 31, 2024. The increase is primarily attributable to amortization of $9.0 million related to the intangible assets acquired as part of the Merger with Shyft.
Other operating (income) expense
Other operating expense decreased by $0.9 million, or 63%, to $0.5 million for the year ended December 31, 2025, from other operating expense of $1.4 million for the year ended December 31, 2024. The decrease in other operating expense was primarily driven by a decrease of net foreign exchange losses of $0.4 million and decrease of other expenses by $0.5 million.

Interest expense
Interest expense increased by $7.7 million, or 23%, to $41.8 million for the year ended December 31, 2025, from $34.1 million for the year ended December 31, 2024. The increase in interest expense was primarily driven by an increase in interest expense attributable to Shyft of $1.3 million, the incurrence of $4.8 million in costs related to the debt refinancing we undertook in connection with the Merger, and an increase in cash interest paid attributable to Aebi Schmidt of $1.7 million.
Other income (expense)
Other expense changed by $27.4 million to $20.1 million for the year ended December 31, 2025, from other income of $7.3 million for the year ended December 31, 2024. The change in other expense was mainly driven by an increase in transactions-related expense of $12.1 million, an increase in net foreign exchange losses on financial positions of $4.6 million, integration costs of $3.9 million, and a change attributable to the bargain purchase gain on acquisition by $6.8 million recorded in 2024, partially offset by other income attributable to Shyft of $2.2 million.
Income tax expense (benefit)
Income tax expense decreased by $9.4 million, or 86%, to $1.5 million for the year ended December 31, 2025, from $10.9 million for the year ended December 31, 2024. The change in income tax expense (benefit) was primarily driven by a $2.9 million benefit attributable to Shyft and a decrease in income tax expense of $6.6 million mainly driven by a change in the uncertain tax position of $5.4 million, as well as by lower taxable income for the year ended December 31, 2025.

Segment Results of Operations
Aebi Schmidt operates its business as two reportable segments: (i) North America and (ii) Europe and ROW. Both segments operate separately with limited cross-selling activities.
The information below includes sales and Adjusted EBITDA by segment, consistent with information presented for financial reporting purposes in “Note 17 - Segments” of the Notes to Consolidated Financial Statements included in Item 8 appearing in this Annual Report. Costs that are not allocated to either segment and intrasegment revenues and expenses are immaterial and are included within the figures shown below.

	For the Year Ended December 31, 2025
(in thousands)	North America	Europe and ROW	Total
Segment sales	$975,102	$551,523	$1,526,625
Segment Adjusted EBITDA	$99,391	$33,449	$132,840

	For the Year Ended December 31, 2024
	North America	Europe and ROW	Total
Segment sales	$593,441	$492,517	$1,085,958
Segment Adjusted EBITDA	$68,700	$30,297	$98,997
North America
Sales for the North America segment increased by $381.7 million, or 64%, to $975.1 million for the year ended December 31, 2025, from $593.4 million for the year ended December 31, 2024. The increase in sales was primarily driven by sales attributable to Shyft of $378.0 million, as well as higher sales of new products of $0.9 million and an increase in after sales of $2.8 million.
Adjusted EBITDA for the North America segment increased by $30.7 million, or 45%, to $99.4 million in the year ending December 31, 2025, from $68.7 million in the year ending December 31, 2024. The increase in Adjusted EBITDA was primarily driven by the addition of $36.9 million in activity attributable to Shyft, along with an increase in other segment income of $0.7 million, and a decrease in research and development expenses of $0.4 million, partially offset by an increase in selling, general, and administrative expenses of $6.6 million and a decrease of gross margin of $0.7 million.
Europe and ROW
Sales for the Europe and ROW segment increased by $59.0 million, or 12%, to $551.5 million for the year ended December 31, 2025, from $492.5 million for the year ended December 31, 2024. The increase in sales was driven by an increase in sales of new products of $48.7 million and an increase in after sales of $10.3 million.

Adjusted EBITDA for the Europe and ROW segment increased by $3.2 million, or 10%, to $33.4 million for the year ended December 31, 2025, from $30.3 million for the year ended December 31, 2024. The increase in Adjusted EBITDA was driven by an increase in gross margin of $8.8 million and a decrease in selling, general and administrative expenses of $6.3 million, partially offset by an increase in expenses related to other segment items of $9.8 million and an increase in research and development expense of $2.2 million.

Non-GAAP Financial Measures
Aebi Schmidt utilizes non-GAAP financial measures, Adjusted EBITDA and Adjusted EBITDA margin to complement its U.S. GAAP reporting and to assist stakeholders in evaluating and comparing its financial and operational performance over multiple periods, identifying trends affecting its business, formulating business plans, and making strategic decisions. There can be no assurance that Aebi Schmidt will not modify the presentation of its non-GAAP measures in the future, and any such modification may be material.
Aebi Schmidt defines Adjusted EBITDA as net income before interest, taxes, depreciation, and amortization, further adjusted for foreign exchange gains and losses on external debt, restructuring and other related expenses, transaction related expenses, integration costs, bargain purchase gains on acquisitions, settlement of acquisition, changes in repurchase liabilities for Aebi Schmidt’s employee share plan, non-service cost related pension expenses, legacy legal matters, sales executive transition costs, changes in provisions for contingencies, non-cash stock based compensation expenses, and other non-recurring items. Aebi Schmidt defines as Adjusted EBITDA margin as a ratio of Adjusted EBITDA as a percentage of sales. Management uses Adjusted EBITDA to assess Aebi Schmidt’s financial performance because it allows management and stakeholders to compare its operating performance on a consistent basis across periods by removing the effects of its capital structure (such as varying levels of interest expense and income), asset base (such as depreciation and amortization) and other items (such as non-recurring costs) that impact the comparability of financial results from period to period.
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

	For the year ended December 31,
(in thousands, except percentages)	2025	2024	2023
Net income	$9,706	$30,737	$11,199
Adjusted for:
Income tax expense (benefit)	1,486	10,927	6,147
Interest expense	41,794	34,106	38,031
Foreign exchange (gain) / losses on external debt	2,961	(1,647)	1,778
Depreciation and amortization	44,200	26,414	27,164
Restructuring and other related expenses	17,725	819	(253)
Transaction related expenses	14,765	4,404	—
Bargain purchase gain on acquisition	—	(6,780)	—
Integration costs	3,856	—	—
Settlement of acquisition	1,697	—	—
Change in repurchase liability for employee share plan	(6,377)	3,446	2,562
Pension related income, net	(5,055)	(4,290)	(2,502)
Legacy legal matters	1,281	180	501
Sales executive transition	—	266	—
Change in provision for contingencies	(1,291)	(98)	1,569
Non-cash stock-based compensation expenses	1,473	—	—
Other non-operating one-off items	4,619	513	212
Adjusted EBITDA	$132,840	$98,997	$86,408
Sales	1,526,625	1,085,958	1,015,572
Net Income Margin	0.6%	2.8%	1.1%
Adjusted EBITDA Margin	8.7%	9.1%	8.5%
Liquidity and Capital Resources
Aebi Schmidt’s primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs and debt service requirements. Aebi Schmidt’s principal sources of liquidity are cash flows from operating activities, its revolving credit facility and other debt issuances, and existing cash balances of $98.5 million as of December 31, 2025. Aebi Schmidt actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash.
As of December 31, 2025, Aebi Schmidt had $416.5 million of net working capital (i.e., current assets minus current liabilities), as compared to $251.0 million of net working capital as of December 31, 2024 and $252.6 million of net working capital as of December 31, 2023.
Aebi Schmidt believes that its available liquidity will be sufficient to meet its current obligations for at least 12 months from the date of this filing and for the foreseeable future thereafter, and its liquidity will be sufficient to finance its operating and capital needs, including day to day operations, capital expenditures, research and development, investments in information technology systems, dividends and potential future acquisitions.
Cash Flows
Aebi Schmidt’s cash flows from operating, investing and financing activities, as reflected in the Aebi Schmidt Consolidated Statements of Cash Flows for the year ended December 31, 2025 compared to the year ended December 31, 2024 are summarized in the following table.

	For the Year Ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Net cash provided by (used in) operating activities	$8,972	$68,770	$(59,798)	-87%
Net cash provided by (used in) investing activities	5,824	(9,112)	14,936	-164%
Net cash provided by (used in) financing activities	$16,348	(35,428)	51,776	-146%
Translation adjustment on cash and cash equivalents	2,195	(1,755)	3,950	n.m.
Net increase (decrease) in cash and cash equivalents	33,339	22,475	10,864	48%
Cash and cash equivalents at beginning of year	65,173	$42,698	$22,475	53%
Cash and cash equivalents at end of year	$98,512	65,173	33,339	51%
_________________
n.m. – not meaningful
Net cash provided by operating activities
Net cash provided by operating activities decreased by $59.8 million, or 87%, to $9.0 million for the year ended December 31, 2025, from $68.8 million for the year ended December 31, 2024. The decrease in net cash provided by operating activities was primarily driven by a decrease in net income of $21.0 million, a decrease in collection of accounts receivable and contract assets of $61.4 million, a decrease of $19.2 million in other current liabilities and accrued expenses, an increase of $18.9 million in inventory levels, an increase in net other assets and liabilities of $15.0 million, and an increase in income taxes receivable of $11.7 million. This activity was partially offset by an increase in accounts payable and contract liabilities of $39.0 million due to increased costs of production and purchases of raw materials, and an increase in accrued compensation and related taxes of $14.0 million.
Net cash provided by (used in) investing activities
Net cash provided by investing activities increased by $14.9 million, or 164%, to $5.8 million for the year ended December 31, 2025, from cash used in investing activities of $9.1 million for the year ended December 31, 2024. The increase was primarily driven by an increase of $19.4 million of net cash acquired as part of the Merger with Shyft compared to the $4.4 million of net cash acquired in 2024 as part of the acquisition of Ladog.
Net cash provided by (used in) financing activities
Net cash provided by financing activities increased by $51.8 million, or 146%, to $16.3 million for the year ended December 31, 2025, from cash used in financing activities of $35.4 million for the year ended December 31, 2024. The increase was driven by the debt refinancing we undertook in connection with the Merger, which resulted in proceeds, net of payments, of $62.7 million. This increase was partially offset by an increase in dividend payments of $10.2 million and an increase in payments from the exercising and vesting of stock incentive awards of $2.0 million.

Capital Expenditures
For the year ending December 31, 2026, Aebi Schmidt anticipates approximately $24 million of capital expenditures to maintain the capacity of its manufacturing facilities and invest in emerging technologies. This level is comparable with previous years. In its budgeting process, Aebi Schmidt includes major capital expenditures projects for management to review. Aebi Schmidt closely monitors its capital expenditures in order to control its cash flow needs. Aebi Schmidt expects these expenditures to result in more productive and diversified operations. Evolving economic conditions, the potential for increased maintenance costs, and incorrect cash flow estimates from the capital expenditures could result in less-productive investments than Aebi Schmidt anticipates. Aebi Schmidt’s cash flow and operating results could be negatively impacted by the actual returns on its capital expenditures.

Debt

In thousands	December 31, 2025	December 31, 2024	December 31, 2023
Revolving credit facility, due 2030	$191,819	$—	$—
Term loan, Facility A, due 2030	328,377	—	—
Revolving credit facility, due 2026	—	152,787	164,737
Term loan:
Facility A, due 2026	—	20,778	33,150
Facility B, due 2026	—	40,000	50,000
Facility C, due 2026	—	119,715	121,605
Shareholder loan	59,101	51,982	55,743
Other debt	15,661	14,591	16,396
Total debt	594,958	399,853	441,631
Less current portion of long-term debt	(46,908)	(23,259)	(25,120)
Total long-term debt	$548,050	$376,594	$416,511
Refinancing Transaction
On March 10, 2025, the Company entered into the New Credit Facilities Agreement comprising:
•Term Loan, Facility A, due 2030
•Revolving Credit Facility, due 2030
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
•Revolving Credit Facility of Shyft ($120.0 million)

Term Loan, Facility A, due 2030
The Term Loan, Facility A is a multicurrency senior secured amortizing term loan facility with a total commitment amount of $350.0 million. The interest rate is variable defined based on the applicable reference rate (SOFR, SARON, EURIBOR), plus a margin. The margin increases with the Company’s leverage ratio. The average interest rate for the six months ended December 31, 2025 was 6.633%.
The Company is subject to certain customary covenants that prohibit the Company from incurring additional indebtedness, limit certain acquisitions, investments, advances or loans and restrict substantial asset sales (all subject to certain exceptions and baskets). In addition, the New Credit Facilities Agreement also requires the Company to maintain certain financial ratios. For the period ended December 31, 2025, the Company was required to maintain a leverage ratio that did not exceed 3.25x. The Company was in compliance with all covenants as of December 31, 2025.
Revolving Credit Facility, due 2030
The revolving credit facility is a multicurrency senior secured revolving loan facility with a total commitment amount of up to $250.0 million The interest rate is variable and based on the applicable a reference rate (SOFR, SARON, EURIBOR), plus a margin. The margin increases with the Company’s leverage ratio. The average interest rate for the six months ended December 31, 2025 was 6.496%.
The Company is subject to certain customary covenants that prohibit the Company from incurring additional indebtedness, limit certain acquisitions, investments, advances or loans and restrict substantial asset sales (all subject to certain exceptions and baskets). In addition, the New Credit Facilities Agreement also requires the Company to maintain certain financial ratios. For the period ended December 31, 2025, the Company was required to maintain a leverage ratio that did not exceed 3.25x. The Company was in compliance with all covenants as of December 31, 2025.

Shareholder Loans
As of December 31, 2025 and December 31, 2024, there were subordinated shareholder loans with outstanding amounts of $17.1 million and $17.6 million from PCS Holding AG, as well as subordinated shareholder loans with amounts outstanding of $12.6 million and $11.7 million from Gebuka AG, respectively. The loans are originally granted for a fixed term, but the term will be extended if the loan agreement is not terminated 90 days prior to the end date or if an extension agreement is signed. These shareholder loans were renewed and amended in connection with the New Credit Facilities Agreement.
Other Debts
In connection with the expansion of the plant in Chilton, Wisconsin and certain US mortgage loans, the outstanding amount is about $10.0 million as of December 31, 2025.
Contingent Liabilities
Changes in Aebi Schmidt’s warranty liability during the years ended December 31, 2025, 2024 and 2023 were as follows:

(in thousands)	2025	2024	2023
Balance of warranty liability, beginning of year	$10,205	$8,022	$5,743
Accruals for current period sales	7,191	5,875	4,415
Cash settlements	(4,643)	(3,226)	(2,292)
Changes in liability for pre-existing warranties	(244)	(293)	(161)
Acquisitions	6,782	278	—
Translation adjustment	1,012	(451)	317
Balance of warranty liability, end of year	$20,303	$10,205	$8,022
Aebi Schmidt’s long-term warranty provisions amounting to $2.6 million, $1.6 million and $0.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, is included within other non-current liabilities on its balance sheet.
Contractual and Other Obligations
Aebi Schmidt is party to contractual and other obligations involving commitments to make payments to third parties, and such commitments require a material amount of cash. As part of its normal course of business, Aebi Schmidt enters into contracts with suppliers for purchases of certain raw materials, components, and services to facilitate adequate supply of these materials and services. These arrangements may contain fixed or minimum quantity purchase requirements. Aebi Schmidt believes that its principal sources of liquidity will be sufficient to satisfy such contractual and other obligations.
Refer to “Note 8 - Commitments and Contingent Liabilities” of the Notes to Consolidated Financial Statements in Item 8 appearing in this Annual Report for details on its contractual obligations.
Off-Balance Sheet Arrangements
In the normal course of bidding for and executing certain projects, Aebi Schmidt has entered into bid/performance bonds and surety bonds (collectively “performance bonds”) with various financial institutions. Customers can draw on such performance bonds in the event that Aebi Schmidt does not fulfil its contractual obligations. The Company would then have an obligation to reimburse the financial institution for amounts paid under the performance bonds. At December 31, 2025, 2024 and 2023, the total outstanding performance bonds aggregated to $20.2 million, $13.2 million and $18.7 million, respectively. There have been no significant amounts reimbursed to financial institutions under these types of arrangements in 2025, 2024 and 2023.
Critical Accounting Policies and Estimates
The following discussion of critical accounting policies and estimates is intended to supplement “Note 1 - Nature of Operations and Basis of Presentation” of the Notes to Consolidated Financial Statements in Item 8 appearing in this Annual Report. These policies were selected because they are broadly applicable within Aebi Schmidt’s operating units and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related statement of income, asset and/or liability amounts.

Revenue recognition
Essentially all Aebi Schmidt’s revenue is generated through contracts with its customers. Aebi Schmidt may recognize revenue over time or at a point in time when or as obligations under the terms of a contract with its customer are satisfied, depending on the terms and features of the contract and the products supplied. Aebi Schmidt’s contracts generally do not have any significant variable consideration. The collectability of consideration on the contract is reasonably assured before revenue is recognized. On certain vehicles, payment may be received in advance of Aebi Schmidt satisfying its performance obligations. Such payments are recorded in Contract liabilities on the Consolidated Balance Sheets. The corresponding performance obligations are generally satisfied within one year of the contract inception. Aebi Schmidt has elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would have otherwise been deferred and amortized is one year or less. Aebi Schmidt uses an observable price to allocate the stand-alone selling price to separate performance obligations within a contract or a cost-plus margin approach when an observable price is not available. The estimated costs to fulfil Aebi Schmidt’s base warranties are recognized as expense when the products are sold.
The assumptions used to recognize revenue over time are based on measure of progress. Measure of progress is derived from work in progress reports indicating the costs and/or labor hours applied to each project. Aebi Schmidt’s determination of the measure of progress is dependent on the accuracy of expected costs and labor hours for each project. To the extent Aebi Schmidt’s actual costs or labor hours differ from the expected amount, the revenue expected to be recognized over time may differ from the actual revenue recognized. Historically, the difference between expected and actual amounts have been immaterial, and Aebi Schmidt does not expect any material differences in the future.
Business combinations
When acquiring other businesses, Aebi Schmidt recognizes identifiable assets acquired and liabilities assumed at their acquisition date estimated fair values, and separately from any goodwill that may be required to be recognized. Goodwill, when recognizable, is measured as the excess amount of any consideration transferred, which is measured at fair value, over the acquisition date fair values of the identifiable assets acquired and liabilities assumed. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.
Accounting for such acquisitions requires Aebi Schmidt to make significant assumptions and estimates and are adjusted during the measurement period for a period of up to one year after the acquisition date. Costs incurred to effect an acquisition, such as legal, accounting, valuation or other third-party costs, as well as internal general and administrative costs incurred are charged to expense in the periods incurred. There may be a material difference between the accounting estimates related to the fair value of the assets acquired and liabilities assumed at acquisition date and the final purchase price allocation.
Goodwill and Intangible Assets
In accordance with authoritative guidance on goodwill, it is tested for impairment at least annually, and written down when and to the extent impaired. Aebi Schmidt performs its annual impairment test for goodwill assets as of December 31 of each year, or more frequently if an event occurs or conditions change that would more likely than not reduce the fair value of the asset below its carrying value.
Aebi Schmidt estimates the fair value of acquired intangible assets using various valuation techniques. The primary valuation techniques used include forms of the income approach, specifically the relief-from-royalty and multi-period excess earnings valuation methods. Under these valuation approaches, Aebi Schmidt makes estimates and assumptions from a market participant perspective. Significant assumptions used in estimating future cash flows included projected revenue growth rates and discount rate for customer relationships and projected revenue growth rates, royalty rate and discount rate for brand. Under the multi-period excess earnings method, value is estimated as the present value of the benefits anticipated from ownership of the asset, in excess of the returns required on the investment in contributory assets that are necessary to realize those benefits. The intangible asset’s estimated earnings are determined as the residual earnings after quantifying estimated earnings from contributory assets. Under the relief-from-royalty method, Aebi Schmidt calculates the cost savings associated with owning rather than licensing the assets. Assumed royalty rates are applied to projected revenue for the remaining useful lives of the assets to estimate the royalty savings.
Aebi Schmidt first assesses qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for products and current and forecasted financial performance to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, it is not required to calculate the fair value of a reporting unit. Aebi Schmidt has the option to bypass this qualitative assessment and proceed to a quantitative goodwill impairment assessment. If Aebi Schmidt elects to bypass the qualitative assessment, or if after completing the assessment it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying value, Aebi Schmidt performs an impairment test by comparing the fair value of a reporting unit with its carrying amount, including goodwill.
The fair value of the reporting unit is determined by estimating the future cash flows of the reporting unit to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital (“WACC”). In determining the estimated future cash flows, Aebi Schmidt considers current and projected future levels of income based on the plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill.
Significant judgments inherent in these analyses include assumptions about appropriate sales growth rates, WACC and the EBITDA margin. The judgments and assumptions used in the estimate of fair value are generally consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the reporting units and trade name.
During the fourth quarter of 2025, the Company changed its reporting units. Under accounting standards, the Company is required to perform an impairment assessment of its prior reporting units immediately prior to the change and immediately after the change on its new reporting units. To the extent that a prior reporting unit was separated into more than one reporting unit, the allocation of goodwill between the components of the old reporting units was determined based on their relative fair value.
As of December 31, 2025, the most recent annual goodwill impairment assessment date, the Company performed a quantitative assessment of the fair value of its prior and new reporting units and concluded there was no impairment.
See “Note 4 – Goodwill and Intangible Assets” of the Notes to Consolidated Financial Statements in Item 8 appearing in this Annual Report for further details on our goodwill and indefinite-lived intangible assets.

Income taxes
Assumptions and estimates are required to determine the amount of current and deferred income tax assets and liabilities. Some of these estimates are based on the interpretation of existing tax legislation and regulations. Deferred income tax assets and liabilities are calculated based on the anticipated effective tax rate of the individual entity. Aebi Schmidt makes a variety of assumptions regarding the estimation of future taxable profit, tax regulations, and changes in the jurisdictions it operates in.
Valuation of deferred tax assets
The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The assessment regarding whether a valuation allowance is required or should be adjusted is based on an evaluation of possible sources of taxable income and also considers all available positive and negative evidence factors. Aebi Schmidt’s accounting for the valuation of deferred tax assets represents Aebi Schmidt’s best estimate of future events. Changes in current estimates of Aebi Schmidt, due to unanticipated market conditions, governmental legislative action or events, could have a material effect on Aebi Schmidt’s ability to utilize deferred tax assets.
At December 31, 2025 and December 31, 2024, valuation allowances against deferred tax assets were $11.5 million and $8.9 million, respectively, and primarily relate to entities that are in cumulative loss positions. Refer to “Note 7 - Income Taxes” of the Notes to Consolidated Financial Statements in Item 8 appearing in this Annual Report for additional information on the composition of these valuation allowances.
If, in the future, Aebi Schmidt generates taxable income in jurisdictions where it has recorded full valuation allowances, on a sustained basis, the conclusion of Aebi Schmidt regarding the need for full valuation allowances in these tax jurisdictions could change, resulting in the reversal of some or all of the valuation allowances. If the Aebi Schmidt operations generate taxable income prior to reaching profitability on a sustained basis, Aebi Schmidt would reverse a portion of the valuation allowance related to the corresponding realized tax benefit for that period, without changing the conclusions on the need for a full valuation allowance against the remaining net deferred tax assets.

Uncertain tax positions
Significant judgment is also required in evaluating uncertain tax positions of Aebi Schmidt. Although Aebi Schmidt believes that the tax return positions are sustainable, Aebi Schmidt recognizes tax benefits from uncertain tax positions in the financial statements only when it is more likely than not that the positions will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority’s administrative practices and precedents. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Aebi Schmidt believes that it has provided adequate reserves for all uncertain tax positions.
Recently Issued and Adopted Accounting Standards
For more information regarding recent accounting pronouncements, refer to “Note 1 - Note 1 Nature of Operations and Basis of Presentation” of the Notes to Consolidated Financial Statements in Item 8 appearing in this Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Aebi Schmidt is exposed to market risks in the ordinary course of business, which primarily relate to fluctuations in foreign currency exchange and commodity prices:
Foreign exchange fluctuations
Aebi Schmidt transacts in multiple currencies around the world aside from the U.S. dollar, including the Swiss franc and the euro. While Aebi Schmidt aims to source, produce and sell in the same currency, there may be limitations to this alignment, including the fact that certain commodities are typically nominated in a particular currency and the resulting net impact of foreign currency fluctuations may be material. Accordingly, Aebi Schmidt faces foreign currency exchange rate risks arising from transactions in the normal course of business. In addition, because the functional currency of most of the reporting units is the respective local currency, the translation into the group’s reporting currency, the U.S. dollar, is subject to foreign exchange rate fluctuations. Foreign currency transactions and the translation into the reporting currency, the U.S. dollar, may have a material impact on the group’s net sales, net earnings and operating results. A hypothetical 10% weakening of the Swiss franc or euro against the U.S. dollar would cause a decrease of approximately $0.4 million and an increase of approximately $3.2 million to Aebi Schmidt’s net income for the year ended December 31, 2025, respectively. To date, Aebi Schmidt has not entered into any material hedging arrangements with respect to foreign currency risk. Aebi Schmidt will continue to reassess its approach to manage its risk relating to fluctuations in currency rates.
Commodity price changes
Aebi Schmidt purchases, directly and indirectly through component purchases, significant amounts of stainless steel, carbon steel, aluminum, plastics composite, materials, wood, electronic components, cables and other commodity-sensitive raw materials. In particular, the prices of stainless steel, carbon steel and aluminum have been volatile in recent years, and Aebi Schmidt aims to mitigate this risk of short-term volatility by contracting purchases of major raw material categories in advance. Stainless steel, carbon steel and aluminum are the category of direct raw materials with the highest purchase volume. A hypothetical 10% change in stainless steel, carbon steel and aluminum prices would have caused a $4.6 million change in Aebi Schmidt’s net income for the year ended December 31, 2025, respectively. As impacts to Aebi Schmidt’s results due to changes in commodity prices are difficult to quantify, the calculation of the above amounts includes only direct raw materials. Additionally, indirect effects of higher stainless steel, carbon steel and aluminum prices may result in higher prices for components, semi-finished and finished products. Aebi Schmidt continues to monitor the effects of commodity price changes and its mitigation strategies.
Interest rate changes
Aebi Schmidt has interest rate risk with respect to its indebtedness due to the variable interest rates related to its debt arrangements under the New Credit Facilities Agreement. As of December 31, 2025, Aebi Schmidt had an aggregate face value of $595.0 million of outstanding indebtedness. A one percent increase or decrease in the annual interest rate on Aebi Schmidt’s variable rate borrowings of $520.2 million would have increase or decrease its annual cash interest expense by approximately $5.2 million.

Item 8. Financial Statements and Supplementary Data
INDEX TO AEBI SCHMIDT HOLDING AG AUDITED ANNUAL
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Board of Directors and shareholders of Aebi Schmidt Holding AG
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Aebi Schmidt Holding AG and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisition of The Shyft Group, Inc. – Valuation of Customer Relationships and Brand
As described in Notes 1 and 15 to the consolidated financial statements, on July 1, 2025, the Company acquired all outstanding equity of The Shyft Group, Inc. (“Shyft”) for total purchase consideration of approximately $443 million. The Shyft acquisition was accounted for using the acquisition method of accounting with the purchase price allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. The determination of the estimated fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates and assumptions. Of the total fair value of the acquired identifiable intangible assets of $183 million, approximately $91 million was assigned to customer relationships and approximately $61 million was assigned to brand. The fair value of customer relationships was determined using an income approach methodology, specifically the multi-period excess earnings method. The fair value of brand was determined using an income approach methodology, specifically the relief from royalty method. Significant assumptions used in estimating future cash flows included projected revenue growth rates and discount rate for customer relationships and projected revenue growth rates, royalty rate and discount rate for brand.
The principal considerations for our determination that performing procedures relating to the valuation of customer relationships and brand in the acquisition of The Shyft Group, Inc. is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the customer relationships and brand acquired, (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenue growth rates and discount rate for customer relationships and projected revenue growth rates, royalty rate and discount rate for brand; and (iii) the audit effort required, including the involvement of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) reading the merger agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships and brand acquired; (iii) evaluating the appropriateness of the multi-period excess earnings and relief from royalty valuation methods used by management; (iv) testing the completeness and accuracy of the underlying data used in the valuations; and (v) evaluating the reasonableness of significant assumptions used by management related to projected revenue growth rates and discount rate for customer relationships and projected revenue growth rates, royalty rate and discount rate for brand. Evaluating management’s assumptions related to projected revenue growth rates for customer relationships and brand involved considering the consistency with historical performance, the Company’s approved plans, and relevant market information. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi‑period excess earnings and relief from royalty valuation methods and (ii) the reasonableness of the projected revenue growth rates and discount rate for customer relationships and the projected revenue growth rates, royalty rate and discount rate for brand.
Goodwill Impairment Assessment– North America Reporting Unit
As described in Notes 1 and 4 to the consolidated financial statements, the Company’s goodwill balance associated with the North America reporting unit was $403 million as of December 31, 2025. Management tests goodwill for impairment at the reporting unit level on an annual basis as of year-end, or whenever an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess, up to the carrying value of the goodwill. The fair value of the reporting unit is determined by estimating the future cash flows of the reporting unit to which the goodwill relates and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital (“WACC”). In determining the estimated future cash flows, management considers current and projected future levels of income based on the plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. Management’s cash flow analyses for the North America reporting unit included significant judgments and assumptions relating to revenue growth rates, EBITDA margins, and the WACC.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the North America reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the North America reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, EBITDA margins, and the WACC; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for developing the fair value estimate of the North America reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, EBITDA margins, and the WACC. Evaluating management’s assumptions related to revenue growth rates and EBITDA margins, involved evaluating whether the assumptions used by management were reasonable considering (i) relevant industry forecasts and macroeconomic conditions; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of significant assumptions, including revenue growth rates, EBITDA margins, and the WACC.
/s/ PricewaterhouseCoopers AG
Zurich, Switzerland
March 19, 2026
We have served as the Company's auditor since 2014.

AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$98,512	$65,173
Accounts receivable, less allowance for credit losses of $505 and $580	310,755	173,957
Contract assets	82,342	24,145
Inventories	346,423	231,399
Prepaid expense and other current assets	39,698	23,487
Total current assets	877,730	518,161
Property, plant and equipment, net	167,899	68,647
Goodwill	403,147	221,189
Intangible assets, net	334,726	175,324
Deferred tax assets	5,910	5,693
Right of use assets operating leases	167,162	63,066
Other assets	51,705	36,044
TOTAL ASSETS	$2,008,279	$1,088,124

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$234,642	$93,634
Accrued warranty	17,669	8,577
Accrued compensation and related taxes	36,957	23,204
Contract liabilities	19,856	20,044
Operating lease liabilities	18,856	9,241
Other current liabilities and accrued expenses	86,366	89,260
Current portion of long-term debt	46,908	23,259
Total current liabilities	461,254	267,219
Other non-current liabilities	15,308	8,053
Long-term operating lease liabilities	144,401	52,748
Long-term debt, less current portion	488,949	324,612
Long-term loans from shareholders	59,101	51,982
Deferred tax liabilities	24,315	18,335
Total liabilities	1,193,328	722,949
Commitments and contingent liabilities
Shareholders' Equity
Common stock, $1.00 par value: 79,300,000 and 40,365,218 shares authorized as of December 31, 2025, and December 31, 2024, respectively; and 76,998,754 and 40,351,680 shares outstanding as of December 31, 2025, and December 31, 2024, respectively.	76,999	40,352
Additional paid-in capital	652,425	232,281
Treasury shares, at cost	(257)	(257)
Retained earnings	57,551	61,247
Accumulated other comprehensive income	28,183	31,469
Total Shareholders’ equity attributable to Aebi Schmidt Holding AG	814,901	365,092
Non-controlling interest	50	83
Total Shareholders' equity	814,951	365,175
TOTAL LIABILITIES AND EQUITY	$2,008,279	$1,088,124
See accompanying Notes to Consolidated Financial Statements.

(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025; see “Note 1 - Nature of Operations and Basis of Presentation”)

AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Sales	$1,526,625	$1,085,958	$1,015,572
Cost of products sold	(1,222,571)	(857,721)	(808,920)
Gross profit	304,054	228,237	206,652

Operating expenses:
Research and development	(26,494)	(19,556)	(17,125)
Selling, general and administrative	(180,647)	(124,660)	(117,057)
Amortization of purchased intangibles	(23,316)	(14,088)	(13,892)
Other operating income (expense)	(531)	(1,441)	456
Total operating expenses	(230,988)	(159,745)	(147,618)

Operating income	73,066	68,492	59,034

Other income (expense):
Interest expense	(41,794)	(34,106)	(38,031)
Other income (expense)	(20,080)	7,278	(3,657)
Total other expense	(61,874)	(26,828)	(41,688)

Income before income taxes	11,192	41,664	17,346
Income tax (expense) benefit	(1,486)	(10,927)	(6,147)
Net income	9,706	30,737	11,199
Less: Net income (loss) attributable to non-controlling interest	(33)	55	0

Net income attributable to Aebi Schmidt Holding AG	$9,739	$30,682	$11,199

Earnings per share
Basic earnings per share	$0.17	$0.76	$0.28
Diluted earnings per share	$0.17	$0.76	$0.28

Basic weighted average common shares outstanding	58,664	40,364	40,342
Diluted weighted average common shares outstanding	58,784	40,364	40,342
See accompanying Notes to Consolidated Financial Statements.
(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025; see “Note 1 - Nature of Operations and Basis of Presentation”)

AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$9,706	$30,737	$11,199

Other comprehensive income:
Foreign currency translation adjustments	612	3	2,829
Pension (benefit) loss, net of tax	(3,898)	(67)	(3,733)
Other comprehensive income (loss), net of tax	(3,286)	(64)	(904)

Comprehensive income (loss)	6,420	30,673	10,295
Less: Comprehensive income (loss) attributable to non-controlling interests	(33)	55	0
Comprehensive income (loss) attributable to Aebi Schmidt Holding AG	$6,453	$30,618	$10,295
See accompanying Notes to Consolidated Financial Statements.
(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025; see “Note 1 - Nature of Operations and Basis of Presentation”)

AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	Number of shares	Common stock	Additional Paid-in Capital	Treasury shares	Retained earnings	Accumulated Other Comprehensive Income	Total Shareholders’ equity	Non- controlling interest	Total equity
Balance at January 1, 2023	40,340,978	$40,352	$232,180	$(224)	$24,661	$32,437	$329,406	$3	$329,409
Translation adjustments in the reporting period						2,829	2,829		2,829
Pension benefit						(3,733)	(3,733)		(3,733)
Net income					11,199		11,199	0	11,199
Purchase of treasury shares	(76,440)			(1,053)			(1,053)		(1,053)
Disposal of treasury shares	100,680		101	1,277			1,378		1,378
Dividends declared ($0.05 per share)					(2,070)		(2,070)		(2,070)
Balance at December 31, 2023	40,365,218	$40,352	$232,281	$—	$33,790	$31,533	$337,956	$3	$337,959
Translation adjustments in the reporting period						3	3		3
Capital increase							—	25	25
Pension benefit						(67)	(67)		(67)
Net income					30,682		30,682	55	30,737
Purchase of treasury shares	(13,538)			(257)			(257)		(257)
Dividends declared ($0.08 per share)					(3,225)		(3,225)		(3,225)
Balance at December 31, 2024	40,351,680	$40,352	$232,281	$(257)	$61,247	31,469	$365,092	$83	$365,175
Translation adjustments in the reporting period						612	612		612
Pension benefit						(3,898)	(3,898)		(3,898)
Net income (loss)					9,739		9,739	(33)	9,706
Historical AEBI Employee Share Plan Reclassification to Equity			9,144				9,144		9,144
Issuance of common stock related to the Merger	36,591,107	36,591	406,512				443,103		443,103
Issuance of common stock for Aebi Schmidt RSAs and RSUs, net of tax and cancellations	55,967	56	3,983				4,039		4,039
Stock based compensation expense for 2025 Retention Awards, net of cancellations			505				505		505
Dividends declared ($0.17 per share)					(13,435)		(13,435)		(13,435)
Balance at December 31, 2025	76,998,754	$76,999	$652,425	$(257)	$57,551	28,183	$814,901	$50	$814,951
See accompanying Notes to Consolidated Financial Statements.
(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025; see “Note 1 - Nature of Operations and Basis of Presentation”)

AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$9,706	$30,737	$11,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,200	26,414	27,164
Non-cash stock based compensation expense	7,191	—	—
Bargain purchase gain	—	(6,780)	—
Foreign exchange (gains) losses on debt	2,961	(1,647)	1,778
Non-cash financing costs	1,617	—	—
Changes in valuation of liability for employee share plan	(6,377)	3,446	2,562
Deferred taxes	(690)	(4,875)	690
Pension	(2,308)	(2,580)	(6,352)
Other, net	951	(885)	418
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(53,079)	8,317	(29,353)
Inventories	(4,916)	14,019	(11,115)
Accounts payable	55,356	(3,556)	10,032
Contract liabilities	(11,711)	8,107	7,884
Income tax payable and receivable	(8,339)	3,375	5,278
Accrued compensation and related taxes	16,204	2,189	2,501
Other current liabilities and accrued expenses	(28,719)	(9,479)	1,525
Other assets and liabilities	(13,075)	1,968	5,879
Net cash provided by (used in) operating activities	8,972	68,770	30,090
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,205)	(13,596)	(11,729)
Purchases of intangible assets	(36)	(17)	(185)
Proceeds from sale of property, plant and equipment	699	63	338
Acquisition of businesses, net of cash acquired	19,366	4,438	(10,052)
Net cash provided by (used in) investing activities	5,824	(9,112)	(21,628)
Cash flows from financing activities:
Proceeds on long-term debt	612,000	—	—
Payments on long-term debt	(573,182)	(23,892)	(19,457)
Capital increase minority	—	25	—
Deferred payments related to historical transactions	(5,694)	(7,161)	—
Payment of finance lease principal	(1,331)	(918)	(1,047)
Payments of dividends	(13,435)	(3,225)	(2,070)
Exercising and vesting of stock incentive awards	(2,010)	—	—
Purchase and sale of treasury shares	—	(257)	224
Net cash provided by (used in) financing activities	16,348	(35,428)	(22,350)
Effect of exchange rate changes on cash and cash equivalents	2,195	(1,755)	116
Net increase (decrease) in cash and cash equivalents	33,339	22,475	(13,772)
Cash and cash equivalents at beginning of period	65,173	42,698	56,470

Cash and cash equivalents at end of period	$98,512	$65,173	$42,698
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	40,322	33,799	37,786
Income taxes, net of refunds	16,717	13,400	6,064
On July 1, 2025, the Company reclassified $9,144 of ESPP-related liabilities to equity under the employee share plan. Prior to reclassification, the liability was revalued to $9,144, reducing compensation expense by $6,377. This was a non-cash financing activity.
See accompanying Notes to Consolidated Financial Statements.
(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025; see “Note 1 - Nature of Operations and Basis of Presentation”)

AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION
As used herein, the terms the “Company”, “our,” or "Aebi Schmidt" refer to Aebi Schmidt Holding AG and its subsidiaries unless designated or identified otherwise.
Nature of Operations
The Company is a provider of innovative technical products for cleaning and clearing traffic areas as well as mowing green spaces in particularly challenging terrain. The range of products include vehicles, attachable and demountable devices for individual vehicle equipment as well as related services. In addition, the Company manufactures and assembles specialty vehicles for commercial and recreational applications, including walk-in vans, truck bodies for last-mile delivery, vocation-specific upfit solutions, and luxury motorhome chassis. It also offers replacement parts, repair, maintenance, and refurbishment services for these vehicles. Aebi Schmidt Holding AG covers the European and North American markets with its own sales organizations while clients outside of these markets are served either directly by the exporting subsidiary or indirectly by the worldwide dealer network.
The Shyft Merger
On December 16, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement"), by and among The Shyft Group, Inc., a Michigan corporation (“Shyft”), the Company, ASH US Group, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Aebi Schmidt (“Holdco”), and Badger Merger Sub, Inc., a Michigan corporation and direct, wholly owned subsidiary of Holdco (“Merger Sub”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into Shyft (the “Merger”, and the time at which the Merger was effective, the “Effective Time”), with Shyft surviving the Merger as a direct, wholly owned subsidiary of Holdco and as an indirect, wholly owned subsidiary of Aebi Schmidt (the transactions contemplated by the Merger Agreement, the “Transactions”). “Combined Company” refers to Aebi Schmidt as of and following the Effective Time.
At the Effective Time (July 1, 2025), each share of common stock, no par value, of Shyft (“Shyft Common Stock”) that was issued and outstanding as of immediately prior to the Effective Time (other than any shares of Shyft Common Stock that was held as of immediately prior to the Effective Time by Holdco, Aebi Schmidt, Merger Sub or any of their respective subsidiaries) automatically converted into the right to receive 1.040166432 (the “Exchange Ratio”) shares of fully paid and nonassessable shares of common stock, par value $1.00 per share, of Aebi Schmidt (“Aebi Schmidt Common Stock”), on the terms and subject to the conditions set forth in the Merger Agreement.
Immediately following the Effective Time, the holders of shares of Shyft Common Stock as of immediately prior to the Effective Time owned approximately 48% of the issued and outstanding shares of Aebi Schmidt Common Stock and the holders of shares of Aebi Schmidt Common Stock as of immediately prior to the Effective Time owned approximately 52% of the issued and outstanding shares of Aebi Schmidt Common Stock
Immediately following the Effective Time, the Board of Directors of the Combined Company was comprised of eleven members, six of whom were designated by Aebi Schmidt and five of whom were designated by Shyft. James A. Sharman, the Chairman of the Shyft Board of Directors as of immediately prior to the Effective Time, serves as the Chairman of the Board of Directors of the Combined Company (the “Combined Company Board”) following the Effective Time. Barend Fruithof, current Chief Executive Officer of Aebi Schmidt, serves as Vice Chairman and Peter Spuhler, former Chairman of Aebi Schmidt, serves on the Combined Company Board.
The Merger is accounted for as a forward merger using the acquisition method of accounting, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), with Aebi Schmidt treated as the legal and accounting acquirer and Shyft treated as the legal and accounting acquiree. For further information regarding the Shyft Transaction please refer to “Note 15 - Business Combination.”

Basis of Presentation and Consolidation
The accompanying consolidated financial statements include the accounts of Aebi Schmidt Holding AG and its subsidiaries and have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United

States (“U.S.”) and include the accounts of Aebi Schmidt Holding AG and its subsidiaries. All inter-company transactions and balances have been eliminated.
Non-Controlling Interest. At December 31, 2025, the Company held an 85% share in ASH Trading & Services (Beijing) Co., Ltd. and a 99.98% share in Aebi & Co. AG Maschinenfabrik, Burgdorf. Accordingly, each was reported as a consolidated subsidiary of Aebi Schmidt Holding AG and the portion of the equity of each of these subsidiaries not owned by the Company is presented as non-controlling interest.
Use of Estimates. Management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Certain of these estimates including warranty expense, intangible asset valuation and useful life, impairment assessments of tangible and intangible assets, provisions of income taxes, the allowance for credit losses, pension benefit obligations, and incremental borrowing rate in right of use assets and lease liabilities are particularly sensitive. These estimates and assumptions are based on management’s best estimates and judgments at the time they are made and are generally derived from management’s understanding and analysis of the relevant and current circumstances, historical experience, and actuarial and other independent external third-party specialist valuations, when applicable. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with certainty, actual amounts could differ significantly from those estimated at the time the Consolidated Financial Statements are prepared. Changes in those estimates will be reflected in the Consolidated Financial Statements in future periods.
Forward Stock Split. On July 1, 2025, the Company effected a forward stock split of its issued and outstanding common stock, par value $1.00 per share, at a ratio of 1-for-7.5 (the “2025 Forward Stock Split”). Shares of common stock were proportionately increased.
All of the Company’s historical share and per share information related to issued and outstanding common stock in these consolidated financial statements have been adjusted, on a retroactive basis, to reflect the 2025 Forward Stock Split.

Revenue Recognition. A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied. Essentially all revenue is generated through contracts with the customers. The Company may recognize revenue over time or at a point in time when or as obligations under the terms of a contract with the customer are satisfied, depending on the terms and features of the contract and the products supplied. Our contracts generally do not have any significant variable consideration. The collectability of consideration on the contract is reasonably assured before revenue is recognized. On certain vehicles, payment may be received in advance of the Company’s satisfying the performance obligations. Such payments are recorded within Contract liabilities on the Consolidated Balance Sheets. The corresponding performance obligations are generally satisfied within one year of the contract inception. In such cases, the Company has elected to apply the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component. The financing impact on contracts that contain performance obligations that are not expected to be satisfied within one year are expected to be immaterial to the Consolidated Financial Statements.
The Company has elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would have otherwise been deferred and amortized is one year or less. The Company use an observable price to allocate the stand-alone selling price to separate performance obligations within a contract or a cost-plus margin approach when an observable price is not available. The estimated costs to fulfil the base warranties are recognized as expense when the products are sold (see “Note 8 – Commitments and Contingent Liabilities” for further information on warranties). Once the customer accepts the products there is no right of return, therefore the contracts with customers do not contain an accrual for product returns, except for contracts related to certain parts sales.
Revenue for parts sales for all segments is recognized at the time that control and risk of ownership has passed to the customer. Historically, return rates on parts sales have been immaterial. Our receivables are generally collected in less than three months, in accordance with the underlying payment terms.
Distinct revenue recognition policies for sales channels are as follows:
New Business
New Business revenues arise from the sale of equipment and attachments, including the initial delivery of spare parts if sold in the same contract as the equipment.

Certain equipment is built on a chassis that is owned and controlled by the customer. Due to the customer ownership of the chassis, the performance obligation is satisfied as the vehicles are built. Accordingly, the revenue and corresponding cost of products sold associated with these contracts are recognized over time based on the inputs completed for a given performance obligation during the reporting period.
Certain contracts include equipment built on a chassis that the Company purchases and subsequently sells to the customer. The revenue for these contracts is recognized at the time that the performance obligation is satisfied, and control and risk of ownership has passed to the customer, which is generally upon shipment of the vehicle from the manufacturing facility to the customer or receipt of the vehicle by the customer, depending on contract terms. The Company has elected to account for shipping and handling costs after control has been transferred as fulfillment costs which are recognized in cost of products sold.
After Sales
After Sales revenues arise from the sales of spare parts, providing of repair and maintenance services, and proceeds from fixed maintenance and service contracts. The Company recognizes revenue from the rendering of repair and maintenance services when the services are performed, and control of the service is transferred to the customer. Revenue is measured based on the consideration to which the Company expects to be entitled in exchange for those services.
For fixed maintenance and services contracts, the Company recognizes revenue over the term of the contract on a straight-line basis, consistent with the pattern of the service being provided. The Company assesses the contract terms and conditions to determine the appropriate period and pattern for revenue recognition. Any payments received in advance of service performance are recorded as contract liabilities and recognized over the period of service delivery.
Revenues from spare parts sales are recognized at the time that the performance obligation is satisfied, and control is transferred to the customer, depending on contract terms. Revenues from repair and maintenance services are recognized over time, based on the inputs completed for a given performance obligation, as repairs and maintenance services enhance an asset that the customer controls.
Revenues from fixed maintenance and service contracts are recognized over the contract term, based on the inputs completed for a given performance obligation, as the customer consumes the benefits of the contract as the Company perform.
Revenues from transactions with external customers for each of the Company’s products would be impracticable to disclose and management does not view its business by product line. For revenue disaggregated by geographic area refer to “Note 2 - Revenue” and “Note 17 – Segments.”
Cost of Products Sold. Costs of products sold represent costs directly related to the manufacture and distribution of the Company’s products. Such costs include labor, raw materials, manufacturing costs, packaging, shipping and handling, and depreciation of manufacturing and distribution equipment and amortization of leasehold improvements.
Business Combinations. When acquiring other businesses, the Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date estimated fair values and separately from any goodwill that may be required to be recognized. Goodwill, when recognizable, is measured as the excess amount of any consideration transferred, which is measured at fair value, over the acquisition date fair values of the identifiable assets acquired and liabilities assumed. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.
Accounting for such acquisitions requires the Company to make significant assumptions and estimates and such amounts are adjusted during the measurement period. Acquired businesses are accounted for using the acquisition method of accounting, which requires, among other things, that most assets acquired, and liabilities assumed be recognized at their estimated fair values as of the acquisition date. The determination of the estimated fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates and assumptions. Costs incurred to effect an acquisition, such as legal, accounting, valuation or other third-party costs, as well as internal general and administrative costs incurred are charged to expense in the periods incurred.
Refer to “Note 15 - Business Combinations” for additional information regarding the Company’s accounting for recent business combinations.
Shipping and Handling of Products. Costs incurred related to the shipment and handling of products are classified in cost of products sold. Amounts billed to customers for shipping and handling of products are included in sales.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, cash on deposit, treasuries and money market funds. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Certain operating agreements require the Company to post cash as collateral.
Accounts Receivable. Our receivables are subject to credit risk, and the Company does not typically require collateral on its accounts receivable. The Company performs periodic credit evaluations of their customers’ financial condition and generally require a security interest in the products sold. Receivables generally are due within 30 to 90 days. The Company maintains an allowance for customer credit losses that reduces receivables to amounts that are expected to be collected. In estimating the allowance for credit losses consistent with it reflecting related lifetime expected credit losses, management considers relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets.
Inventories. The Company utilizes two inventory methods to account for and value its inventories depending upon the business, resulting in inventories that are recorded at the lower of cost or market or net realizable value, as appropriate.
•Aebi Schmidt - Inventories are stated at the lower of weighted average cost or net realizable value.
•Shyft - Inventories are stated at the lower of first-in, first-out cost or net realizable value.
Net realizable value is the estimated selling price in the ordinary course of business less cost to sell and considers the current assessment of general market and economic conditions, slow-moving inventory, and future demands. The acquisition cost includes the purchase price (material costs) and other directly attributable acquisition costs, such as procurement department expenses, transportation costs, import duties, packaging materials, material overhead cost for sourcing, less any reductions in acquisition costs. Refer to “Note 3 - Inventories” for additional information regarding the Company’s inventory.
Contract Assets. Contract assets arise upon the transfer of goods or services to a customer before the customer pays consideration. The Company presents the contract as either a contract asset or as a receivable, depending on the nature of the entity’s right to consideration for its performance. Contract assets are a right to consideration in exchange for goods or services that the Company has transferred to a customer, when the right is conditioned on something other than the passage of time. Refer to “Note 2 - Revenue” for additional information regarding the Company’s contract assets.
Property, Plant and Equipment. Property, plant and equipment is stated at cost and the related assets are depreciated over their estimated useful lives on a straight-line basis. Estimated useful lives range from 15-40 years for buildings, 3-8 years for plant and office equipment and 5-12 years for technical installation and machinery. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset. Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized. The Company reviews its property, plant and equipment, along with all other long-lived assets that have finite lives, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. See “Note 5 - Property, Plant and Equipment” for further information on its property and equipment.
Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost of a business combination over the fair value of the net assets acquired. Goodwill is not amortized but is subject to impairment tests on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is allocated to the reporting unit from which it was created. A reporting unit is an operating segment or sub-segment to which goodwill is assigned when initially recorded.
Other intangible assets with finite lives are amortized over their estimated useful lives and are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
During the fourth quarter of 2025, the Company changed its financial reporting structure following the completion of the Merger with Shyft, to align with the executive structure following the Merger. The acquisition of Shyft impacted only the Company's North America business and did not affect the Europe and Rest of World ("ROW") operations accordingly, the Company's two operating segments: (i) North America and (ii) Europe and ROW remain unchanged. This aligns with the approach of the Chief Operating Decision Make ("CODM"), which was determined to be the Board of Directors, in allocating resources and evaluating performance in relation to the Company's key growth strategies. However, the reporting units with Goodwill (Monroe, MB Group, and Shyft), have been aggregated into one reporting unit North America. These reporting units were determined based on the level at which the performance is measured and reviewed by segment management. The North America reporting unit components have been aggregated into a single reporting unit because they have similar economic characteristics, including similarities in financial performance, nature of products or services, nature of production processes and types of customers. If the composition of the Company's reporting changes, goodwill is reassigned using the relative fair value allocation approach. As such, prior period reporting units and related disclosures have been conformed to reflect the Company's current reporting units. Refer to “Note 4 - Goodwill and Other Intangible Assets” for additional information regarding this change.
The Company performs the annual goodwill and indefinite lived intangible assets impairment test as of year-end and monitor for interim triggering events on an ongoing basis. For goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Under authoritative guidance, the Company is not required to calculate the fair value of a reporting unit unless the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company has the option to bypass the qualitative assessment and proceed to a quantitative impairment test.
If the Company elects to bypass the qualitative assessment for a reporting unit, or if after completing the assessment the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative impairment test, whereby the Company compares the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit is determined by estimating the future cash flows of the reporting unit to which the goodwill relates and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital (“WACC”). In determining the estimated future cash flows, the Company considers current and projected future levels of income based on their plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess, up to the carrying value of the goodwill.
Significant judgments inherent in these assessments and analyses include assumptions relating to revenue growth rates, EBITDA margins and WACC. The judgments and assumptions used in the estimate of fair value are generally consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change because of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the reporting units. See “Note 4 - Goodwill and Other Intangible Assets” for further details on goodwill and other intangible assets.
Warranties. Our policy is to record an accrual for the estimated cost of warranty-related claims at the time of the sale and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring their obligations under the warranty agreements. Expense related to warranty liabilities accrued for product sales, as well as adjustments to pre-existing warranty liabilities, are reflected within Cost of products sold on the Consolidated Statements of Operations. The estimates are based on historical experience, the number of units involved, and the extent of features and components included in product models. See “Note 8 - Commitments and Contingent Liabilities” for further information regarding warranties.
Contract Liabilities. The Company sometimes receives advance payments from customers for product orders and records these amounts as liabilities. The Company accepts such deposits when presented by customers seeking improved pricing in connection with orders that are placed for products to be manufactured and sold at a future date. Sales associated with these deposits are recognized over time based on the inputs completed for a given performance obligation during the reporting period or deferred and recognized upon shipment of the related product to the customer depending on the terms of the contract. Refer to “Note 2 - Revenue” for additional information regarding the Company’s contract liabilities.
Research and Development. Our research and development costs, which consist of compensation costs, materials, external support services and overheads related to new product and technology development, are expensed as incurred.
Taxes on Income. The Company recognizes deferred income tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax liabilities or assets are recognized for the estimated future tax effects attributable to temporary differences and carry forwards that result from events that have been recognized in either the financial statements or the tax returns, but not both. The Company’s domestic tax rates are between 13.9% and 22.4% and the applicable foreign tax rates are between 19% and 30%.
The Company establishes valuation allowances for deferred income tax assets in accordance with U.S. GAAP, which provides that such valuation allowances shall be established unless realization of the income tax benefits is more likely than not. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, the Company considers the scheduled reversal of deferred tax liabilities, available taxes in carry back periods, tax planning strategies and projected future taxable income in making this assessment.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Although the Company believes the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax accruals.
Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company also records interest and penalties related to unrecognized tax benefits within income tax expense. Interest and penalties attributable to income taxes are recorded as a component of income taxes. See “Note 7 - Income Taxes” for further details on income taxes.
Earnings Per Share. Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Basic earnings per share represents net earnings divided by basic weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net earnings by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive instruments. Equity instruments are excluded from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive.
Stock-Based Compensation. Stock based compensation cost for equity-based awards is measured at fair value on the grant date, and is recognized over the requisite service period, net of estimated forfeitures. For cost for service-based awards with graded vesting, the company has elected a policy to recognize the expense straight line. The grant date fair value of restricted stock awards and restricted stock units is based upon the quoted market price of the common stock on the date of grant. Our stock-based compensation plans are described in more detail in “Note 13 – Stock Based Compensation”.

Fair Value. A three-level valuation hierarchy, based upon observable and unobservable inputs, is used for fair value measurements. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions based on the best evidence available. These two types of inputs create the following fair value hierarchy:
Level 1 – Quoted prices for identical instruments in active markets.
Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose significant inputs are observable.
Level 3 – Instruments whose significant inputs are unobservable.
The Company is required to disclose the estimated fair value of its financial instruments. The carrying value at December 31, 2025 and 2024 of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term nature. The carrying value of variable rate debt instruments approximate their fair value based on their relative terms and market rates.
Segment Reporting. The Company identifies its reportable segments based on the management structure and the financial data utilized by the chief operating decision maker, which was determined to be the Board of Directors, to assess segment performance and allocate resources among their operating segments. The Company has two reportable segments: (i) North America and (ii) Europe and ROW. More detailed information about the reportable segments can be found in “Note 17 - Segments”.
Foreign Currency Translation. The functional currency of the Company’s foreign operations is generally the applicable local currency. The functional currency is translated into U.S. dollars using the respective current exchange rate in effect as of the balance sheet date for assets and liabilities and the respective weighted-average exchange rate during the fiscal year for revenue and expense accounts. Equity is translated at historical rates. The resulting translation adjustments are deferred as a component of other comprehensive income within the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Equity. Gains or losses resulting from transactions denominated in foreign currencies are included in Other income (expense), net in the Consolidated Statements of Operations.
Leases. The Company enters contracts that are, or contain, lease agreements that convey the Company’s right to direct the use of, and obtain substantially all of the economic benefits from, an identified asset for a defined period of time in exchange for consideration. The lease term begins and is determined upon lease commencement, which is the point in time when the Company takes possession of the identified asset and includes all non-cancellable periods. Renewal and extension options are considered in the lease term to the extent that is reasonably certain that those will be exercised.
Lease payments are determined at lease commencement and represent fixed lease payments as defined within the respective lease agreement or, in the case of certain lease agreements, variable lease payments that are measured as of the lease commencement date based on the prevailing index or market rate. Future adjustments to variable lease payments are defined and scheduled within the respective lease agreement and are determined based upon the prevailing market or index rate at the time of the adjustment relative to the market or index rate determined at lease commencement. Certain other lease agreements contain variable lease payments that are determined based upon actual utilization of the identified asset. Such future adjustments to variable lease payments and variable lease payments based upon actual utilization of the identified asset are not included within the determination of lease payments at commencement but rather, are recorded as variable lease expense in the period in which the variable lease cost is incurred. For purposes of determining lease payments, the Company combines lease components and non-lease components. Minimum remaining lease payments are discounted to present value based on the estimated incremental borrowing rate at lease commencement.
Right of use assets represent the Company’s right to use an underlying asset throughout the lease term and are measured as the amount of the corresponding lease liability for the respective operating lease agreement, adjusted for prepaid or accrued lease payments, the remaining balance of any lease incentives received, unamortized initial direct costs, and impairment of the operating lease right of use asset, as applicable.
Lease expense for the Company’s operating leases is recognized on a straight-line basis over the lease term and is recorded within either cost of products sold or selling, general and administrative expense in the Consolidated Statements of Operations depending on the nature and use of the identified asset underlying the respective operating lease arrangement. For short-term operating leases which have a lease term of 12 months or less and do not include an option to purchase the underlying asset, the Company does not recognize right of use assets and lease liabilities but does recognize lease expense on a straight-line basis.
Finance Leases: Finance leases are initially recorded at the net present value of future minimum lease payments, which includes certain lease and non-lease components. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. Finance Lease Assets are presented separately on the Consolidated Balance Sheets. The Company depreciates Finance Lease Assets consistent with its useful life policy within Property, plant and equipment.
Sale and Leaseback transactions: The Company accounts for sale and leaseback transactions by evaluating whether control of the asset has been transferred to the buyer-lessor, thus qualifying as a sale. Upon a sale being recognized, the seller-lessee derecognizes the asset, records any gain or loss on the sale, and recognizes a lease liability and right of use asset for the leaseback arrangement, with subsequent expense recognition depending on whether the leaseback is classified as an operating or finance lease. If the sale criteria are not met, the transaction is accounted for as a financing arrangement.
Refer to “Note 6 - Leases” for additional information regarding the Company’s leases.
Defined Benefit Pension Plan.
Attribution, Methods and Assumptions: The cost of benefits provided by defined benefit pension plans is recorded in the period employees provide service. The cost of pension plan amendments that provide for benefits already earned by plan participants is amortized over the expected period of benefit which may be the duration of the applicable collective bargaining agreement specific to the plan, the expected future working lifetime or the life expectancy of the plan participants.
Expected return on plan assets represents the portion of net benefit cost attributable to the expected increase in the value of plan assets over the course of the year. The discount rate assumption is established for each of the defined benefit plans at their respective measurement dates. It results from a sample set of cash-flows and a yield curve fitted from a bond basket in the currency of the defined benefit plan. The cash-flows are modelled to match the duration of plan liabilities.
Plan Asset Valuation: Plan assets are measured at fair value on the measurement date.
Refer to “Note 10 - Defined Benefit Pension Plans” for additional information regarding the Company’s defined benefit pension plans.
New Accounting Standards.
Recently Adopted Accounting Pronouncements:
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The Company adopted ASU 2023-09 as of January 1, 2025 on a prospective basis. Adoption did not impact the Company's consolidated results of operations, financial position, or cash flows, but resulted in expanded disclosures, including disaggregation of the effective tax rate reconciliation and additional information regarding income taxes paid (e.g., by jurisdiction). The enhanced annual disclosures are included in these Consolidated Financial Statements; related interim disclosures will begin in 2026.

Recently Issued Accounting Pronouncements Not Yet Adopted:
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40) (“ASU 2024-03”). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to Consolidated Financial Statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the Consolidated Financial Statements. Early adoption is also permitted. This ASU will result in the required additional disclosures being included in the Consolidated Financial Statements, once adopted. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on the Consolidated Financial Statements.
In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for the fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of these statements on the Consolidated Financial Statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for the Company beginning in the fiscal year ending December 31, 2026. The Company is currently evaluating the impacts of the adoption of ASU 2025-05 on the Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 clarified and modernizes the accounting for costs related to internal-use software. The amendments in ASU 2025-06 remove all references to project stages throughout Subtopic 350-40 and clarify the threshold entities apply to begin capitalizing costs. Entities must evaluate whether there is “significant development uncertainty,” such as unresolved novel functionality or substantially revised performance requirements, before meeting this capitalization threshold. ASU 2025-06 is effective for the Company for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of ASU 2025-06 on the consolidated Financial Statements.

NOTE 2 – REVENUE
Contract Assets and Liabilities
The tables below disclose changes in contract assets and liabilities for the years ended December 31, 2025 and 2024.

Contract Assets	December 31, 2025	December 31, 2024
Contract assets, beginning of period	$24,145	$9,654
Reclassification of contract assets to receivables, as the result of rights to consideration becoming unconditional (1)	(60,527)	(8,263)
Contract assets recognized, net of reclassification to receivables (1)	118,724	22,754
Contract assets, end of period	$82,342	$24,145

Contract Liabilities
Contract liabilities, beginning of period	$20,044	$12,979
Reclassification of contract liabilities to revenue, as the result of performance obligations satisfied (2)	(14,619)	(4,689)
Cash received in advance and not recognized in revenue (2)	14,431	11,754
Contract liabilities, end of period	$19,856	$20,044
(1) Includes contract assets acquired in the Merger with Shyft in 2025. Refer to “Note 15 - Business Combination.”
(2) Includes contract liabilities acquired in the Merger with Shyft in 2025. Refer to “Note 15 - Business Combination.”
The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the North America and Europe and ROW segments are $1,031,200 and $180,600 respectively, with substantially all revenue expected to be recognized within one year as of December 31, 2025.
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

	Year Ended December 31, 2025
	New Business	After Sales	Total
Primary geographical markets
North America	$876,108	$98,994	$975,102
Europe and ROW	428,874	122,649	551,523
Total Sales	$1,304,982	$221,643	$1,526,625

Timing of revenue recognition
Products transferred at a point in time	$703,797	$194,044	$897,841
Products and services transferred over time	601,185	27,599	628,784
Total Sales	$1,304,982	$221,643	$1,526,625

	Year Ended December 31, 2024
	New Business	After Sales	Total
Primary geographical markets
North America	$538,576	$54,865	$593,441
Europe and ROW	380,157	112,360	492,517
Total Sales	$918,733	$167,225	$1,085,958

Timing of revenue recognition
Products transferred at a point in time	$674,207	$142,629	$816,836
Products and services transferred over time	244,526	24,596	269,122
Total Sales	$918,733	$167,225	$1,085,958

	Year Ended December 31, 2023
	New Business	After Sales	Total
Primary geographical markets
North America	$493,931	$47,938	$541,869
Europe and ROW	365,173	108,530	473,703
Total Sales	$859,104	$156,468	$1,015,572

Timing of revenue recognition
Products transferred at a point in time	$667,431	$132,988	$800,419
Products and services transferred over time	191,673	23,480	215,153
Total Sales	$859,104	$156,468	$1,015,572

NOTE 3 – INVENTORIES
Inventories are summarized as follows:

	As of December 31,
	2025	2024
Finished goods	$113,716	$105,481
Work in process	49,713	34,334
Raw materials and purchased components	182,994	91,584
Total Inventories	$346,423	$231,399

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company tests goodwill for impairment at the reporting unit level on an annual basis as of year-end, or whenever an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See “Goodwill and Other Intangible Assets” within “Note 1 - Nature of Operations and Basis of Presentation” for a description of the accounting policies regarding goodwill and other intangible assets and “Note 15 - Business Combination” for additional information regarding the assets acquired and liabilities assumed from the Shyft Transaction.
During the fourth quarter of 2025, the Company changed its reporting units. Under accounting standards, the Company is required to perform an impairment assessment of its prior reporting units immediately prior to the change and immediately after the change on its new reporting units. To the extent that a prior reporting unit was separated into more than one reporting unit, the allocation of goodwill between the components of the old reporting units was determined based on their relative fair value.
As of December 31, 2025, the most recent annual goodwill impairment assessment date, the Company performed a quantitative assessment of the fair value of its prior and new reporting units and concluded there was no impairment. As discussed in “Note 1 - Nature of Operations and Basis of Presentation,” there are significant judgments inherent in the impairment assessments and discounted cash flow analyses. These discounted cash flow analyses for the North America reporting unit included significant judgment and assumptions relating to revenue growth rates, EBITDA margins, and the WACC.
No goodwill impairment was recorded in connection with the Company's annual impairment assessment as of December 31, 2025.
The changes in the carrying amount of goodwill by reportable segment for years ended December 31, 2025 and 2024, were as follows (in thousands):

	North America	Europe and ROW	Total
Balance at December 31, 2023	$221,189	$—	$221,189
Acquisition and measurement period adjustment	—	—	—
Balance at December 31, 2024	$221,189	$—	$221,189
Acquisition and measurement period adjustment	181,958	—	181,958
Balance at December 31, 2025	$403,147	$—	$403,147
Other Intangible Assets
As of December 31, 2025 and 2024, the Company had other intangible assets for the following: Concessions, rights and licenses, Customer relationships, Brands, Technology and Order backlog. These other intangible assets are amortized utilizing a straight-line approach over the estimated useful lives.
The following table provides information regarding other intangible assets:

	December 31, 2025			December 31, 2024
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Concessions, rights, and licenses	$895	$(390)	$505	$602	$(305)	$297
Customer relationships	249,129	(53,568)	195,561	158,637	(39,901)	118,736
Brands	126,505	(17,292)	109,213	65,612	(11,799)	53,813
Technology	30,945	(3,973)	26,972	4,549	(2,071)	2,478
Order backlog	4,949	(2,474)	2,475	—	—	—
Total intangible assets	$412,423	$(77,697)	$334,726	$229,400	$(54,076)	$175,324
The Company recorded intangible asset amortization expense of $23,621, $14,325, and $14,285 during the years ended December 31, 2025, 2024 and 2023, respectively..

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Amount
2026	$30,081
2027	27,607
2028	27,436
2029	27,236
2030	25,440
Thereafter	196,926
Total intangible assets	$334,726
NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are summarized by major classifications as follows:

	As of December 31,
	2025	2024
Land and Building	$135,760	$69,119
Technical installation and machinery	91,843	53,851
Plant and office equipment	55,871	44,395
Assets under construction	8,474	2,346
Subtotal	291,948	169,711
Less: accumulated depreciation	(124,049)	(101,064)
Total Property, plant and equipment, net	$167,899	$68,647
The Company recorded depreciation expense of $19,903, $12,089, and $12,879 during the years ended December 31, 2025, 2024 and 2023, respectively.
NOTE 6 – LEASES
The Company has both operating and finance leases for land, buildings, machinery, vehicles and certain equipment. Our leases have remaining lease terms of 1 to 25 years, some of which include options to extend the lease agreements for up to 12 years. Our leases do not contain residual value guarantees. As of December 31, 2025, and 2024, assets recorded under finance leases were immaterial. Lease expense totaled $22,790, $13,180 and $11,343 for the years ended December 31, 2025, 2024 and 2023, respectively.
Operating lease expenses are classified as cost of products sold and selling, general and administrative on the Consolidated Statements of Operations. The components of lease expense were as follows:

	Years Ended December 31,
	2025	2024	2023
Operating leases	$22,805	$12,777	$11,290
Finance leases
Amortization of right of use assets	676	436	441
Interest on lease liabilities	61	33	32
Short-term leases	622	213	61
Variable lease expense	467	579	314
Sublease income	(1,841)	(858)	(795)
Total lease expense	$22,790	$13,180	$11,343

The weighted average remaining lease term and weighted average discount rate were as follows:

	Years Ended December 31,
	2025	2024
Weighted average remaining lease term (in years)
Finance leases	3	3
Operating leases	11	12
Weighted average discount rate
Finance leases	3.62%	1.47%
Operating leases	5.86%	5.49%
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - Financing cash flows	$1,331	$918	$1,047
Finance leases - Operating cash flows	61	33	32
Operating leases - Operating cash flows	22,090	12,178	11,060
Right of use assets obtained in exchange for lease obligations:
Operating leases	112,507	5,887	27,338
Finance leases	1,380	212	179
	$113,887	$6,099	$27,517
Maturities of lease liabilities as of December 31, 2025, are as follows:

Years ending December 31:	Finance	Operating
2026	$1,275	$27,496
2027	467	24,390
2028	343	21,573
2029	257	19,650
2030	119	17,757
Thereafter	41	121,569
Total lease payments	2,502	232,435
Less: imputed interest	(148)	(69,178)
Total lease liabilities	$2,354	$163,257
NOTE 7 – INCOME TAXES
Income from continuing operations before income taxes for Swiss and foreign operations are as follows:

	Year Ended December 31,
	2025	2024	2023
Swiss income	$(7,871)	$9,977	$11,639
Foreign income	19,063	31,687	5,707
	$11,192	$41,664	$17,346

Income taxes (expense) benefit from continuing operations consist of the following:

	Year Ended December 31,
	2025	2024	2023
Current tax:
Swiss - Federal	$193	$117	$239
Swiss - Cantonal	273	292	318
Foreign	650	15,381	6,875
Total current	$1,116	$15,790	$7,432
Deferred tax (benefit):
Swiss - Federal	$(709)	$(74)	$658
Swiss - Cantonal	625	654	999
Foreign	454	(5,443)	(2,942)
Total deferred	370	(4,863)	(1,285)
Total taxes on income	$1,486	$10,927	$6,147
A reconciliation of income tax expense computed at the statutory Swiss federal corporate income tax rate of 7.83% to the effective income tax rate after the adoption of ASU 2023-09 for the year ended December 31, 2025 is as follows (amounts in thousands):

	Year Ended December 31,
	2025	%
Profit before tax	$11,192
Swiss federal statutory income tax rate	876	7.8%
Increase (decrease) in income taxes resulting from:
Cantonal and communal income taxes, net of federal income tax effect	871	7.8%
Foreign tax effects:
United States
US state taxes	1,553	13.9%
Non-deductible executive compensation charges	786	7.0%
Non-deductible transaction costs	617	5.5%
R&D tax credits	(620)	(5.5)%
Changes in unrecognized tax benefits	(1,322)	(11.8)%
Return-to-provision	573	5.1%
Other	(291)	(2.6)%
Germany
Statutory tax rate difference between Germany and Switzerland	555	5.0%
German trade tax	(1,871)	(16.7)%
Changes in unrecognized tax benefits	(3,188)	(28.5)%
Other	109	1.0%
Netherlands
Statutory tax rate difference between the Netherlands and Switzerland	766	6.8%
Other	(115)	(1.0)%
United Kingdom
Statutory tax rate difference between the UK and Switzerland	481	4.3%
Other	(2)	—%
Italy
Statutory tax rate difference between Italy and Switzerland	326	2.9%
Other	237	2.1%
Other jurisdictions*	703	6.3%
Changes in valuation allowances (Switzerland)	1,012	9.0%
Change of applicable tax rate	(354)	(3.2)%
Tax impacts relating to different functional statutory currency	(797)	(7.1)%
Other	581	5.2%
Total tax expense / (benefit)	$1,486	13.3%
* This line item predominantly includes tax rate differences between the statutory Swiss federal corporate income tax rate of 7.83% and the national income tax rate of the corresponding jurisdiction. On an individual jurisdictional basis, the differences are immaterial.
The Company is subject to cantonal and communal taxes in Berne, Thurgovia and Zurich. The majority of cantonal and communal income taxes are due in the canton of Zurich.
A reconciliation of income tax expense computed at the statutory corporate income tax rate of 13.9% to the effective income tax rate prior to the adoption of ASU 2023-09 for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
Income tax expense computed at the Swiss statutory rate of 13.9%	$5,791	$2,411

Increase (decrease) in income taxes resulting from:
Tax rate differences	3,778	2,255
Change in valuation allowance	1,789	959
Non-deductible expenses	155	1,509
U.S. state taxes	553	(506)
Foreign exchange impacts	1,044	561
Tax credits	(60)	(60)
Tax deductible impairment of subsidiaries	(2,363)	—
Other impacts	240	(982)
Total	$10,927	$6,147

Temporary differences which give rise to deferred income tax assets (liabilities) are as follows:

	As of December 31,
	2025	2024
Deferred income tax assets:
Current assets	$11,850	$1,746
Net pension liabilities	—	1,438
Short-term liabilities and accruals	14,452	7,227
Long-term liabilities	6,533	4,428
Property, plant and equipment	1,935	127
Lease liabilities	39,892	15,721
Intangible assets	10,307	12,766
Inventories	18,324	3,793
Capitalized R&D costs	15,701	—
Carry-forwards	8,064	—
Tax losses	18,352	6,970
Other items	4,094	9,831
Total deferred income tax assets	$149,504	$64,047
Less: Valuation allowance	(14,274)	(8,916)
Total deferred income tax assets	135,230	55,131
Netting of DTA and DTLs	(129,320)	(49,438)
Total deferred income tax assets after valuation allowance	$5,910	$5,693

Deferred income tax liabilities:
Property, plant and equipment	$16,236	$5,186
Right of use assets	41,786	15,721
Short-term liabilities	14,007	1,344
Other liabilities	287	1,859
Current assets	6,782	—
Net pension assets	7,257	6,245
Intangible assets	67,280	37,418
Total deferred income tax liabilities	$153,635	$67,773
Netting of DTAs and DTLs	(129,320)	(49,438)
Total deferred income tax liabilities	24,315	18,335
Net deferred tax liability	$18,405	$12,642
The following table presents the changes in the valuation allowance for deferred tax assets for the periods indicated:

	As of December 31,
	2025	2024	2023
Changes in the valuation allowance of deferred tax assets:
Balance at beginning of period	$(8,916)	$(8,135)	$(7,596)
Charged to income tax provision	$(3,758)	(1,789)	(959)
Charged to other accounts	(1,600)	1,008	420
Balance at end of period	$(14,274)	$(8,916)	$(8,135)
As of December 31, 2025 and 2024, the Company had Swiss tax loss carry-forwards of $39,720 and $11,787, respectively, which expire between years 2026 to 2032. As of December 31, 2025 and 2024, the Company had foreign tax loss carry forwards of $36,649 and $18,633, respectively, which expire starting in year 2029.

No income taxes have been provided on indefinitely reinvested earnings of foreign subsidiaries at December 31, 2025. Only dividend payments from the United States and Canada to the Swiss parent company would lead to material income tax consequences. As of December 31, 2025, undistributed earnings in Canada and the United States are planned to be reinvested indefinitely. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.
The Organization for Economic Co-operation and Development (the “OECD”) Pillar Two global corporate minimum tax rate of 15% has been in effect since 2024 and applies for companies with revenues of at least €750 million. The Company is subject to the Pillar Two regulations. The Company has continued to evaluate the effect of this through the year-end 2025 and determined that it did not have any material impacts for 2025. The Company will continue to assess the impact of the Pillar Two minimum tax regulations, including the impact from additional clarifications that are published by OECD and local tax authorities.
A reconciliation of the change in the unrecognized tax benefits (“UTB”) for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	2025	2024
Balance at beginning of year	$6,101	$6,490
Increase due to tax positions taken during the current year	1,089	—
Increase due to tax positions taken during a prior year	88	—
Decrease due to settlements with the tax authorities	(6,900)	—
Reduction as a result of a lapse of the applicable statute of limitations	(1,955)	—
Increase due to change of scope of consolidation	5,364	—
Foreign exchange implications	858	(389)
Balance at end of year	$4,645	$6,101
As of December 31, 2025, the Company had an ending UTB balance of $4,645 along with $1,131 of interest and penalties, for a total liability of $5,776 which $5,062 is recorded as a non-current liability and $714 as a reduction of deferred tax assets. The change in interest and penalties amounted to a decrease of $667 in 2025 and an increase of $113 in 2024 and an increase of $103 in 2023, which were reflected in interest expense within the Consolidated Statements of Operations.
A summary of income taxes paid by jurisdiction, net of refunds, after the adoption of ASU 2023-09 for the year ended December 31, 2025 is as follows (in thousands):

Year Ended December 31,
2025
Swiss federal taxes	$726
Cantonal taxes	565
Foreign
United States - Federal and State	9,281
Germany - Federal and Trade tax	4,039
Netherlands	1,331
Other	775
Total Foreign	15,426
Total income tax payments	$16,717
The cantonal taxes were predominantly paid in the canton of Zurich.
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act of 2025 (the “OBBBA”) into law. The OBBBA includes provisions allowing accelerated tax deductions for qualified property and research expenditures and limitations on business interest deductions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others being implemented through 2027. The enactment of the OBBBA did not have a material impact on the Company’s effective tax rate for the year ended December 31, 2025. Administrative guidance interpreting the OBBBA will be released, which the Company will continue to monitor.

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
Changes in the warranty liability during the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Balance of warranty liability, beginning of period	$10,205	$8,022
Accruals for current period sales	7,191	5,875
Cash settlements	(4,643)	(3,226)
Changes in liability for pre-existing warranties	(244)	(293)
Acquisition	6,782	278
Translation adjustment	1,012	(451)
Balance of warranty liability, end of period	$20,303	$10,205
Long-term warranty provision amounting to $2,634 and $1,628 as of December 31, 2025 and 2024 respectively is included within the Other non-current liabilities in the Consolidated Balance Sheets.
Chassis Pool Agreements
The Company has relationships with chassis manufacturers to obtain vehicle chassis for its walk-in vans, service bodies and specialty vehicles under chassis or bailment pool agreements. Chassis are obtained directly from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The Company receives an allocation of chassis and pays interest expense on the allocated value of chassis based on the duration of the time they are on the Company’s premises. Bailment, which is the non-ownership transfer of chassis from the manufacturer to the Company, ends when the chassis is sold to an authorized dealer, or upon authorized return of the chassis to the manufacturer. The manufacturer transfers the chassis to the Company on a “restricted basis”, with the condition that the Company will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer).
As the Company does not control the chassis and does not pay a cash deposit to obtain the chassis, it does not recognize an asset, or a liability related to these chassis. Interest payments made to manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.
Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled related obligations in cash, except as required under the credit agreement. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer. As of December 31, 2025 and 2024, chassis consigned inventory was approximately $119,091 and $36,573, respectively. The Company incurred $2,436, $1,847 and $2,209 of interest expense related to the chassis on hand during the years ended December 31, 2025, 2024 and 2023 respectively.

NOTE 9 – DEFINED CONTRIBUTION PLANS
The Company sponsors defined contribution retirement plans that cover all employees who meet length of service and minimum age requirements or are entitled based on the applicable legal regulations. Our matching contributions were $12,476, $8,381 and $7,701 for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts are expensed as incurred.
NOTE 10 – DEFINED BENEFIT PENSION PLANS
The Company has various defined benefit pension plans covering personnel being based largely in Switzerland. These plans provide benefits in the event of retirement, death, disability or termination of employment. Retirement benefits under the plans depend on age, contributions and salary. For its employees in Switzerland the Company sponsors defined benefit plans (the “Swiss Plans”) for retirement, death and long-term disability benefits, whereby the employee and the Company contribute a portion of the employee’s compensation to the plan. The Swiss Plans are set up in two independent pension foundations - “BVG Kasse der Firma Aebi & Co. AG” and “Vorsorgefonds für die Mitarbeiter der Firma Aebi & Co. AG” - and in one collective pension foundation - “Sammelstiftung Zusatzvorsorge Swiss Life’’. The Company-owned pension foundations are autonomous pension foundations. The underlying investment, longevity, disability and death risks are born by the pension foundations themselves. The collective pension foundation (Sammelstiftung Zusatzvorsorge Swiss Life) is fully reinsured. All risks of this foundation are reinsured with a life insurer.
The Company’s liability in respect of the Swiss Plans is the projected benefit obligation (“PBO”) calculated using the projected unit credit method. The PBO as of December 31, 2025, represents the actuarial present value of the estimated future payments required to settle the obligation that is attributable to employee service rendered before that date. The assets of the Swiss Plans are recorded at fair value. Pension expenses are presented in payroll expenses in the various functions in which the employees are engaged. Actuarial gains and losses arising from differences between the actual and the expected return on the Swiss Plans’ assets are recognized in accumulated other comprehensive income and amortized over the average remaining service period.

The Company’s defined benefit plans outside Switzerland are located in the United Kingdom, Germany, Italy and Austria. A reconciliation of the benefit obligations, plan assets, accrued benefit cost and the amounts recognized in the Consolidated Financial Statements for pension plans is as follows:

	Year Ended December 31,
	2025	2024
Change in Benefit Obligation:
Benefit Obligation at beginning of year	$122,663	$129,849
Net service cost	2,625	2,561
Employee contributions	1,815	1,747
Interest cost	1,550	1,932
Benefits paid	(12,756)	(12,315)
Employer direct benefit payments	(10)	(9)
Past service cost	—	1
Actuarial loss projected benefit obligation	3,905	7,053
Currency translation adjustment	16,856	(8,156)
Benefit Obligation at end of year	$136,648	$122,663

Change in plan assets:
Fair value of plan assets at beginning of year	$152,173	$157,821
Employer contributions	3,988	3,789
Employer direct benefit payments	157	144
Employee contributions	1,815	1,747
Interest income	4,344	3,873
Benefits paid	(12,756)	(12,315)
Administration expenses	(248)	(225)
Return on assets excl. interest income	1,945	8,808
Currency translation adjustment	21,321	(11,469)
Fair value of plan assets at end of year	172,739	152,173
Funded Status at end of year	$36,091	$29,510

Total amount recognized:
Assets	38,604	32,430
Liabilities	2,513	2,920
Net amount recognized in the Consolidated Balance Sheets	$36,091	$29,510
Accumulated Benefit Obligation at end of year (excluding estimated future salary increases)	$133,757	$120,519
The net actuarial loss included in the PBO for 2025 was primarily due to changes in insured population. The net actuarial loss included in the PBOs for 2024 was primarily due to lower discount rates. Net pension assets are recorded within Other assets in the Consolidated Balance Sheets. The unfunded plans are not material.

The following table summarizes the changes in accumulated other comprehensive income:

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$(21,830)	$(24,703)	$(32,352)
Net actuarial gain amortized during the year	959	1,088	2,244
Effect of settlement	1,456	1,709	—
Net prior service cost	—	1	—
Net actuarial loss/(gain)	1,960	(1,756)	8,535
Currency translation adjustment	(3,076)	1,831	(3,130)
Balance at end of year	$(20,531)	$(21,830)	$(24,703)
Net periodic pension costs include the following components:

	Year Ended December 31,
	2025	2024	2023
Service cost	$2,625	$2,561	$1,891
Interest cost	1,578	1,932	2,542
Interest income	(4,344)	(3,873)	(3,622)
Amortization of net gain	(959)	(1,088)	(2,244)
Administrative expenses	248	225	230
Gain due to settlement ¹	(1,456)	(1,709)	—
Total Benefit cost	$(2,308)	$(1,952)	$(1,203)
1 The settlement gain results from benefit payments, excluding pension payments, and primarily relates to employee turnover in Switzerland where savings accruals are transferred from the current pension foundation to the pension foundation of the new employer.
Net periodic pension cost for 2025 included a settlement gain of $1,456 due to benefit payments in Switzerland that exceeded the threshold values in accordance with ASC 715-30-35-82 (sum of Service cost and Interest cost). Net periodic pension cost for 2024 included a settlement gain of $1,709 due to benefit payments in Switzerland that exceeded the threshold values in accordance with ASC 715-30-35-82 (sum of Service cost and Interest cost).
The weighted average assumptions used in the valuation of pension benefits were as follows:

Assumptions used to determine benefit obligations as of December 31:	2025	2024	2023
Discount rate	1.50%	1.00%	1.45%
Expected return on assets	2.74%	2.60%	2.60%
Salary increase	0.69%	0.80%	0.80%
Pension increase	0.12%	0.00%	0.00%
Prior service cost is initially deferred and subsequently amortized as a component of net periodic pension cost. The amortization of prior service cost is determined using a straight-line amortization of the cost over the average remaining Service period of employees expected to receive benefits under the plans.
The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year. The discount rate used considers a yield derived from matching projected pension payments with maturities of a portfolio of available bonds that receive the highest rating given from recognized investments ratings agencies. The changes in the discount rates in 2025 and 2024 are due to changes in yields for these types of investments as a result of the economic environment.
In determining the expected return on plan assets using the calculated value of plan assets, the Company considers both historical performance and an estimate of future long-term rates of return on assets similar to those in the plans. The Company consults with and consider the opinions of financial and other professionals in developing appropriate return assumptions. The rate of salary increase is based on management’s estimates using historical experience and expected increases in rates.
Net actuarial gains or losses are amortized to expense when exceeding the accounting corridor, which is set at 10 percent of the greater of the plan assets or benefit obligations. Gains or losses within the corridor remain in other comprehensive income and are retested in subsequent measurements. Gains or losses outside of the corridor are subject to amortization over the average remaining service period.
The allocation of pension plan assets as of December 31, 2025 and 2024 is as follows:

	2025	2024
Asset category:
Equity	23.76%	23.76%
Bonds	43.49%	43.57%
Liquidity	5.91%	5.83%
Real estate	26.14%	26.14%
Other	0.70%	0.70%
Total	100.00%	100.00%
The fair values of the pension plan assets at December 31, 2025 and 2024, by asset category are in the table below:

	2025				2024
	$ Total	Level 1	Level 2	Level 3	$ Total	Level 1	Level 2	Level 3
Equities	41,050	41,050	—	—	36,160	36,160	—	—
Bonds	75,127	—	75,127	—	66,300	—	66,300	—
Liquidity	10,216	10,216	—	—	8,874	8,874	—	—
Other	1,191	—	1,191	—	1,066	—	1,066	—
Real estate collective funds	45,155	—	—	45,155	39,773	—	—	39,773
Total	$172,739	51,266	76,318	45,155	$152,173	45,034	67,366	39,773
The following valuation methodologies were used to measure these assets:
(1)Equity securities (equities) - Common Stocks and mutual funds are valued at the closing price reported on the active market on which the individual securities are traded and are classified as Level 1.
(2)Fixed income securities (bonds)- Debt securities include government and corporate bonds which are generally quoted in active markets or as units in mutual funds are classified as Level 1. Debt securities for which market prices are not available are valued based on yields reflecting the perceived risk of the issuer and the maturity of the security, recent disposals in the market or other modelling techniques, which may involve judgment. Units in mutual funds which are not directly quoted on a public stock exchange and/or for which a fair value is not readily determinable are measured at fair value using NAV. They are therefore classified as Level 2.
(3)Cash and cash equivalents (liquidity) - Cash and cash equivalents include money market instruments and commingled funds. Valuations are generally based on observable inputs. They are categorized as Level 1.
(4)Real estate – Real estate investments are classified as Level 2 and are measured at fair value using discounted cash flow.
The change in the fair value of the Company's Level 3 pension assets for the years ended December 31, 2025 and 2024 was as follows:

Real estate collective funds
Balance at January 1, 2024	$41,175
Unrealized gains/(losses)	1,663
Impact of foreign currency	(3,065)
Balance at December 31, 2024	$39,773
Unrealized gains/(losses)	(264)
Impact of foreign currency	5,646
Balance at December 31, 2025	$45,155

Contributions to pension plans for 2026 are estimated to be approximately $3,321.
Retiree pension benefit payments, which include expected future service, are anticipated to be paid as follows:

Amount
2026	$4,267
2027	4,711
2028	5,010
2029	3,549
2030	4,151
2031 - 2035	23,480
NOTE 11– DEBT
Debt consists of the following:

	December 31,
	2025	2024
Revolving credit facility, due 2030	$191,819	$—
Term loan, Facility A, due 2030	328,377	—
Revolving credit facility, due 2026	—	152,787
Term loan:
Facility A, due 2026	—	20,778
Facility B, due 2026	—	40,000
Facility C, due 2026	—	119,715
Shareholder loan	59,101	51,982
Other debt	15,661	14,591
Total debt	594,958	399,853
Less current portion of long-term debt	(46,908)	(23,259)
Total long-term debt	$548,050	$376,594
Refinancing Transaction
On March 10, 2025, the Company entered into the New Credit Facilities Agreement comprising:
•Term loan, Facility A, due 2030
•Revolving Credit Facility, due 2030
The New Credit Facilities Agreement became effective with the closing of the Merger. As of July 1, 2025, the proceeds obtained ($572,050) were utilized to fully repay the outstanding amounts of:
•Term loan, Facility A, B and C, due 2026 ($186,961)
•Revolving Credit Facility, due 2026 ($185,639)
•Bilaterial Credit Lines ($21,096)
•Revolving Credit Facility of Shyft ($120,000)
Following a creditor-by-creditor assessment, the Company determined that the New Credit Facilities Agreement constitutes a modification for continuing creditors and an extinguishment for leaving creditors, in accordance with ASC 470-50.
Term Loan Facility A, due 2030
Term Loan, Facility A is a multicurrency senior secured amortizing term loan facility with a total commitment amount of $350,000. The interest rate is variable defined based on the applicable reference rate (SOFR, SARON, EURIBOR), plus a margin. The margin increases with the Company's leverage ratio. The average interest rate for the six months ended December 31, 2025 was 6.633%.
As of December 31, 2025, debt issuance costs of $4,800 are deferred and amortized based on the effective interest method and $1,161 have been written off in the year ended December 31, 2025 due to the debt modification accounting.
The Company is subject to certain customary covenants that prohibit the Company from incurring additional indebtedness, limit certain acquisitions, investments, advances or loans and restrict substantial asset sales (all subject to certain exceptions and baskets). In addition, the New Credit Facilities Agreement also requires the Company to maintain certain financial ratios. For the period ended December 31, 2025, the Company was required to maintain a leverage ratio that did not exceed 3.25x. The Company was in compliance with all covenants as of December 31, 2025.
Revolving Credit Facility, due 2030
The revolving credit facility is a multicurrency senior secured revolving loan facility with a total commitment amount of up to $250,000. The interest rate is variable and based on the applicable reference rate (SOFR, SARON, EURIBOR), plus a margin. The margin increases with the Company's leverage ratio. The average interest rate for the six months ended December 31, 2025 was 6.496%.
As of December 31, 2025, debt issuance costs of $3,428 are deferred and amortized based on a straight-line basis over the term of the debt and $829 have been written off for the year ended December 31, 2025 due to the debt modification accounting.
The Company is subject to certain customary covenants that prohibit the Company from incurring additional indebtedness, limit certain acquisitions, investments, advances or loans and restrict substantial asset sales (all subject to certain exceptions and baskets). In addition, the New Credit Facilities Agreement also requires the Company to maintain certain financial ratios. For the period ended December 31, 2025, the Company was required to maintain a leverage ratio that did not exceed 3.25x. The Company was in compliance with all covenants as of December 31, 2025.
Term Loan
In November 2021, the Company entered a syndicated loan agreement with various banks for financing acquisitions. The prior term loan was split into the following facilities:
Facility A - A senior amortizing term loan facility with a total commitment of EUR45,000 ($52,875).
Facility B - A senior amortizing term loan facility with a total commitment of $60,000.
Facility C - A senior non-amortizing term loan facility with a total commitment of $90,000 and EUR28,602 ($33,607).
The interest rate was variable defined based on EURIBOR (EUR) compounded with SOFR (USD) plus a given interest margin. The average interest margin of Facility A and B was 2.183% for the six months ended June 30, 2025, and 2.300% and 3.688% during the years ended December 31, 2024 and 2023, respectively. The average interest rate margin for Facility C was 2.675% for six months ended June 30, 2025, and 2.800% and 3.688% for the years ended December 31, 2024 and 2023, respectively. On July 1, 2025, the Company repaid the outstanding amount of $186,961 with the proceeds obtained under the Term loan, Facility A, due 2030 and each of Facility A, Facility B and Facility C were terminated.
The Company has been committed to fulfill certain financial covenants throughout the credit contract period and was in compliance with all covenants.
Revolving Credit Facility, due 2026
The aggregate of the revolving credit facility commitment of EUR165,000 ($193,875) was primarily used for refinancing existing debt obligations, excluding those related to Facility A. In addition, the revolving credit facility supported the broader financial needs of the Company, including general corporate purposes and working capital requirements, as well as funding permissible acquisitions aligned with the Company’s strategic objectives.
On July 1, 2025, the Company repaid the outstanding amount of $185,639 with the proceeds obtained under the revolving credit facility, and the revolving credit facility was terminated.
Shareholder loans
As of December 31, 2025, and December 31, 2024, there were subordinated shareholder loans totaling CHF13,563 (2025: $17,110, 2024: $14,970) and EUR15,000 (2025: $17,626, 2024: $15,584) from PCS Holding AG, as well as subordinated shareholder loans totaling CHF10,000 (2025: $12,615, 2024: $11,038) and EUR10,000 (2025: $11,750, 2024: $10,390) from Gebuka AG. The loans are originally granted for a fixed term, but the term will be extended if the loan agreement is not terminated 90 days prior to the end date or if an extension agreement is signed. The change in the loan balance as of December 31, 2025, and 2024 is solely due to foreign exchange rate fluctuations. These shareholder loans were renewed and amended in connection with the New Credit Facilities Agreement.

Total principal payments by maturity
Scheduled maturities of the Company’s debt portfolio are summarized below:

Succeeding fiscal year	Principal payments
2026	$46,908
2027	36,121
2028	35,444
2029	36,366
2030	380,318
Thereafter	59,801
Total principal payments	$594,958
Off-balance sheet arrangements
The contingent liabilities include guarantees amounting to $20,246 and $13,202 as of December 31, 2025, and 2024, respectively. Through the normal course of bidding for and executing certain projects, the Company has entered into bid/performance bonds and surety bonds (collectively “performance bonds”) with various financial institutions. Customers can draw on such performance bonds if the Company does not fulfil its contractual obligations. If a performance bond is drawn the Company would have an obligation to reimburse the financial institution for amounts paid. There have been no significant amounts reimbursed to financial institutions under these types of arrangements for the years ended December 31, 2025 and 2024.
NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of AOCI, net of tax are as follows:

	As of December 31,
	2025	2024
Foreign currency translation adjustments	$9,676	$9,064
Pension benefits	18,507	22,405
Total accumulated other comprehensive income	$28,183	$31,469
NOTE 13 – STOCK BASED COMPENSATION AND EQUITY
We assumed the Shyft Stock Incentive Plan in connection with the Merger with Shyft. There were outstanding awards under that plan, and we may make additional awards under that plan to certain employees and non-employee directors. In addition, shortly prior to our acquisition of Shyft we made restricted stock grants in the form of “Retention Awards” to certain employees and non-employee directors as described below. Shares reserved for outstanding awards under these plans total 5,856,250. Total shares remaining for stock incentive grants under these plans totaled 1,073,984 at December 31, 2025.
Restricted Stock - Retention Awards
On June 24, 2025, the Company granted 250,000 equity classified restricted stock awards (“2025 Retention Awards”) with a grant date fair value of $11.72 that cliff vest upon the satisfaction of both a three-year service condition and a performance condition based upon the Merger, which was satisfied at the Effective Time. At the Effective Time, the Company recorded a cumulative catch-up adjustment and will recognize remaining cost over the remaining requisite service period. The grant date fair value of Aebi's stock was calculated using the Shyft share price on June 24, 2025, adjusted by the Exchange Ratio. The 2025 Retention Award expense, net of forfeitures, and associated tax benefit for all outstanding awards for the year ended December 31, 2025 was $505 and $0, respectively, for the year ended December 31, 2024, was $0 and $0, respectively and for the year ended December 31, 2023 was $0 and $0, respectively.

	Total Number of Non-vested Shares (000)	Weighted-Average Grant Date Fair Value per Award
Non-vested as of December 31, 2024	—	$—
Granted	250	11.72
Vested	—	—
Forfeited	—	—
Non-vested as of December 31, 2025	250	$11.72
As of December 31, 2025, there was $2,425 of remaining unrecognized compensation cost related to non-vested RSAs, which is expected to be recognized over a weighted-average period of 2.5 years.
2025 Restricted Stock Awards and Restricted Stock Units
At the Effective Time, each Shyft restricted stock award (“Shyft RSA”) and each Shyft restricted stock unit (“Shyft RSU”) that was held by an employee and did not vest on or prior to the Effective Time by its terms, was assumed by Aebi Schmidt and exchanged for a time-vested Aebi Schmidt restricted stock award (“Aebi Schmidt RSAs”) or a time-vesting Aebi Schmidt restricted stock unit (“Aebi Schmidt RSU”) of equivalent value and subject to substantially the same terms and conditions, including vesting and settlement terms, as applied to the corresponding Shyft RSA or Shyft RSU immediately prior to the Effective Time. The number of shares of Aebi Schmidt Common Stock subject to such Aebi Schmidt RSAs or Aebi Schmidt RSUs was equal to the product of (i) the total number of shares of Shyft Common Stock underlying each Shyft RSA or Shyft RSU prior to the Effective Time, multiplied by (ii) the Exchange Ratio. Pursuant to ASC 805, the acquisition date fair-value-based measured of the Shyft RSA or Shyft RSU being replaced was allocated to consideration transferred based on the ratio of pre-combination service over the greater of the total service period or the original service period. Post-combination compensation cost, which will be recognized straight line over the remaining requisite service period of the replacement awards following the Transactions, was calculated as the difference between the acquisition date fair-value-based measure of the replacement Aebi Schmidt RSAs and Aebi Schmidt RSUs and the amount allocated to consideration transferred. Each Shyft performance stock unit (“Shyft PSU”) was similarly converted to an Aebi Schmidt equity classified RSU at the Effective Time based on the Exchange Ratio.
Shares awarded entitle the shareholder to all rights of common stock ownership except for RSU's, which do not entitle the shareholder the right to vote and dividends are accrued, and all shares are subject to the risk of forfeiture and may not be sold, transferred, pledged, exchanged or otherwise disposed of during the vesting period, which is three years.
We received tax deductions during the period the restricted shares vested. The excess tax benefit (or tax shortfall) is determined by the excess (shortfall) of the market price of the stock on date of vesting over (under) the acquisition date fair value used to amortize the awards to compensation expense. As required, any excess tax benefits or shortfalls are reported in the Consolidated Statements of Cash Flows as operating cash flows.
The Aebi Schmidt RSA expense, net of forfeitures, and associated tax benefit for all outstanding awards for the year ended December 31, 2025, was $1,702 and $0, respectively, for the year ended December 31, 2024 was $0 and $0, respectively, and for the year ended December 31, 2023, was $0 and $0, respectively.
The Aebi Schmidt RSU expense, net of forfeitures, and associated tax benefit for all outstanding awards for the year ended December 31, 2025 was $4,984 and $1,086, respectively, for the year ended December 31, 2024 was $0 and $0, respectively, and for the year ended December 31, 2023, was $0 and $0, respectively.
The Aebi Schmidt RSA activity for the year ended December 31, 2025, is as follows:

	Total Number of Non-vested Shares (000)	Weighted-Average Grant Date Fair Value per share Award
Non-vested as of December 31, 2024	—	$—
Granted	336	12.06
Vested	(148)	12.06
Forfeited	(94)	12.06
Non-vested as of December 31, 2025	94	$12.06

As of December 31, 2025, there was $715 of remaining unrecognized compensation cost related to Aebi Schmidt RSAs, which is expected to be recognized over a weighted-average period of 2.5 years.
The Aebi Schmidt RSU activity for the year ended December 31, 2025, is as follows:

	Total Number of Non-vested RSUs (000)	Weighted-Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2024	—	$—
Granted	1,170	12.06
Vested	(680)	12.06
Forfeited	(49)	12.06
Non-vested as of December 31, 2025	441	$12.06
As of December 31, 2025, there was $3,482 of remaining unrecognized compensation cost related to Aebi Schmidt RSUs, which is expected to be recognized over a weighted-average period of 1.7 years.
Aebi Schmidt Historical Employee Share Plan
Prior to the Transaction, we offered an employee share plan (the “Aebi Schmidt Historical Employee Share Plan”) whereby certain employees who met certain service requirements could purchase shares of the Company. Under the Aebi Schmidt Historical Employee Share Plan, the Human Resources and Compensation Committee granted participants stock awards (2025: —, 2024: —, 2023: 13,424). Awards of shares of the Company were granted and vested under the plan in exchange for consideration and the shares carried dividend and voting rights effective as of the grant date of the awards. The Human Resources and Compensation Committee had sole discretion in determining whether any shares were allocated to the Plan for purchase in any given year. In a year where the Human Resources and Compensation Committee had allocated shares for the Plan, plan participants purchased shares in the Company at a discount of 40% to the fair value. As there are no post-purchase service requirements, the Company historically recognized the compensation cost for the awards at the time the participant purchased the shares, because the discount made it compensatory in nature, in scope of ASC 718. The final purchase window for the Aebi Schmidt Historical Employee Share Plan ended on July 1, 2025, and the plan is no longer in effect.
Under the Aebi Schmidt Historical Employee Share Plan, the Company, prior to its Common Stock being listed on an active stock exchange, had the right to repurchase all shares held by the participant using the last fair value calculated prior to termination if a participant terminated for any reason other than death or retirement. Therefore, the Company historically recognized a liability based on the repurchase provisions of the award. Upon successful completion of the Transaction, the repurchase right terminated, accordingly the awards under the employee share plan were re-valued using the share price of $12.06 on July 1, 2025 to fair value and reclassified from liability to equity. The liability as of June 30, 2025 was $13,734, representing 757,140 shares following the 2025 Forward Stock Split; refer to “Note 1 – Nature of Operations and Basis of Presentation” for further information regarding the forward stock split. The revaluation of the liability, immediately prior to reclassification to equity, resulted in a reduction in compensation cost of $6,377 recognized in selling, general and administrative in our Consolidated Statement of Operations.
Treasury shares
Treasury shares generally consist of shares of the Company’s common stock repurchased under the Company’s Board authorized stock repurchase program. As of December 31, 2025, the Company had a total of 13,538 treasury shares at a total average cost of $257. As of December 31, 2024, the Company had a total of 13,538 treasury shares at a total average cost of $257.
NOTE 14– EARNINGS PER SHARE
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

	Year Ended December 31,
	2025	2024	2023
	( in thousands, except per share data)
Basic earnings per share:
Net income	$9,739	$30,682	$11,199
Shares used in computation:
Weighted-average shares of common stock outstanding	58,664	40,364	40,342
Basic earnings per share	$0.17	$0.76	$0.28

Diluted earnings per share:
Net income	$9,739	$30,682	$11,199
Shares used in computations:
Weighted-average share of common stock outstanding	58,664	40,364	40,342
Effect of dilutive stock-based awards	120	—	—
Weighted-average number of shares	58,784	40,364	40,342
Diluted earnings per share	$0.17	$0.76	$0.28

NOTE 15 – BUSINESS COMBINATION
2025 Acquisition
On July 1, 2025 (the “Acquisition Date”), the Company acquired all outstanding equity of Shyft, a niche market leader in specialty vehicle manufacturing and assembly for the commercial and recreational vehicle industries, pursuant to the Merger Agreement. For further information regarding the Merger, please refer to “Note 1- Nature of Operations and Basis of Presentation.”
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
The total consideration transferred was approximately $443,103. The Company will record the assets acquired and liabilities assumed at their fair values as of the Acquisition Date. The Shyft acquisition was accounted for using the acquisition method of accounting with the purchase price allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets include Brand, Technology, Customer relationships and Order backlog. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. In accordance with ASC 805-30-50-1(a), the goodwill recognized in this acquisition is attributed to several qualitative factors, including expected synergies from the integration of the operations of the acquiree and the acquirer, intangible assets that do not qualify for separate recognition, and other relevant factors. All of the goodwill has been provisionally assigned to the Shyft reporting unit, which has been recognized as part of the acquisition, and is included in the North America reportable segment. Goodwill totaled $181,958 and is not deductible for tax purposes.
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
(1) Includes vested Shyft Director RSU awards.
(2) The fair value of the share consideration and the replacement awards issued to Shyft employees was determined using Shyft's stock price, as it was considered more reliably measurable than the stock price of Aebi Schmidt. The measurement was based on Shyft's stock price as of June 30, 2025, the last trading day prior to delisting, which occurred on the Acquisition Date.
(3) Represents the estimated fair value of Shyft RSAs, Shyft RSUs (other than Shyft Director RSUs), and Shyft PSUs attributable to pre-combination services. $501 of Shyft RSAs, $1,585 of Shyft RSUs, and $2,780 of Shyft PSUs are attributed to pre-combination service.
The total number of shares of Aebi Schmidt Common Stock issued as consideration, after adjusting for unvested RSAs, vested Director RSUs, and excluding fractional shares settled in cash, was 36,696,981 shares. This total comprises 36,350,634 shares issued to Shyft shareholders, of which 105,874 relating to Aebi Schmidt RSA exchanged for Shyft RSA that have not fully vested, and 346,347 shares that accelerated vesting upon a termination and change in control (double trigger provision). For further information regarding stock based compensation please refer to “Note 13 - Stock Based Compensation and Equity.”
Acquisition costs in connection with the Merger incurred by the Company include acquisition-related legal and other professional fees in the total amount of $19,169 as of the Acquisition Date, which are recognized as $14,765 and $4,404 in the income statement for the year ended December 31, 2025 and 2024, respectively. All amounts were recorded within other income (expense) for the respective periods.
The table below presents the preliminary purchase price allocation to the estimated fair value of identifiable assets acquired and liabilities assumed as of the Acquisition Date. Measurement period adjustments were based upon information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of the amounts recognized at that date. In the fourth quarter of 2025, the Company recorded measurement period adjustments to cash and cash equivalents, other current liabilities and accrued expenses, and intangible assets. We also adjusted deferred tax liabilities to reflect measurement‑period refinements to our estimated deferred tax calculation. The offset to these adjustments were recorded as a net decrease to goodwill.
The purchase price allocation to the fair value of assets acquired and liabilities assumed is as follows:

	Purchase Price Allocation	Measurement Period Adjustments	Purchase Price Allocation (As Adjusted)
Fair value of identifiable assets and liabilities:
Cash and cash equivalents	$19,905	$(539)	$19,366
Accounts receivable	84,121		84,121
Contract assets	44,559		44,559
Inventories	91,117		91,117
Prepaid expenses and other current assets	8,191		8,191
Total current assets	247,893	(539)	247,354
Property, plant and equipment	101,832		101,832
Goodwill	193,960	(12,002)	181,958
Intangible assets	181,104	1,682	182,786
Right of use assets operating leases	47,347		47,347
Other assets	1,317		1,317
Total Assets	$773,453	$(10,859)	$762,594

Accounts payable	$80,844		$80,844
Accrued warranty	6,782		6,782
Accrued compensation and related taxes	11,174		11,174
Contract liabilities	9,123		9,123
Operating lease liability	9,221		9,221
Other current liabilities and accrued expenses	25,574	3,511	29,085
Current portion of long-term debt	452		452
Current liabilities	$143,170	$3,511	$146,681
Other non-current liabilities	12,205		12,205
Long-term operating lease liability	34,346		34,346
Long-term debt, less current portion	120,344		120,344
Deferred tax liabilities	20,285	(14,370)	5,915
Total liabilities	330,350	(10,859)	319,491
Total fair value allocation of purchase price	$443,103	—	$443,103

The value of accounts receivables acquired approximates the gross contractual amount of accounts receivable. The contractual amount not expected to be collected is immaterial.

As part of the business combination, the Company recognized contingent liabilities of $7,535 related to certain commitments. The Company measured these contingencies at fair value and the liabilities reflect management's best estimate of future payments related to these arrangements, which depends on final negotiated terms following the acquisition. The valuation incorporates probability-weighted scenarios based on expected outcomes. The Company continues to monitor these arrangements and will adjust the fair value as necessary in future reporting periods.

Intangible assets totaling $182,786 have provisionally been assigned to Brand, Technology, Customer relationships and Order backlog as a result of the acquisition. The fair value of Customer relationships was determined using an income approach methodology, specifically the multi-period excess earnings method. The fair value of Brand and Technology was determined using an income approach methodology, specifically the relief from royalty method. Significant assumptions used in estimating future cash flows included projected revenue growth rates and discount rate for customer relationships and projected revenue growth rates, royalty rate and discount rate for brand. Intangible assets consist of the following (in thousands):

	Amount	Useful life (in years)	Weighted average amortization period (in years)
Brand	$60,858	5 - 20	18
Technology	26,097	10	10
Customer relationships	90,882	15	15
Order backlog	4,949	1	1
	$182,786		15
The Company amortizes the Brand, Technology, Customer relationships and Order backlog utilizing a straight-line approach.

Shyft had revenue of $377,983 and generated an operating loss of ($2,202) for the period from the Acquisition Date through December 31, 2025, which is included in the accompanying consolidated financial statements.

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

Supplemental Pro Forma (unaudited)

The following table summarizes the unaudited supplemental pro forma financial information for the years ended December 31, 2025 and 2024, as if the acquisition was completed on January 1, 2024. The unaudited pro forma information was prepared in accordance with the requirements of ASC 805. Pro forma adjustments have been made to reflect the impact of incremental non-recurring acquisition-related adjustments, including transaction costs of $14,765, cash retention awards of $1,465, share-based compensation of $6,674, employee severance of $15,140 and adjustment related to fair value step-up to inventory of $936. The adjustments also include the interest expense related to the debt modification, amortization of acquired intangible assets and lease remeasurement, depreciation of the fair-valued tangible assets, and the related tax effects of these adjustments.

(In thousands amounts)	Year Ended December 31,
	2025	2024
Revenue	$1,905,316	$1,868,039
Net income (loss)	$19,688	$(9,317)

The unaudited supplemental pro forma financial information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed on January 1, 2024, nor is it necessarily indicative of future operating results of the combined entity. The unaudited pro forma financial information for years ended December 31, 2025 and 2024, is a result of combining the consolidated income statement of the Company with the results of the net assets acquired from Shyft. The pro forma results do not include any cost savings and synergies anticipated as a result of the transaction. We believe the estimates and assumptions are reasonable, and the relative effects of the transaction are properly reflected.

2024 Acquisition
On November 21, 2024, the Company acquired 100% of the outstanding membership interests of LADOG - Fahrzeugbau- und Vertriebs-GmbH (“Ladog”) for cash consideration of EUR5,000 ($5,441) and up to an additional EUR3,400 ($3,700) earn-out amount subject to Ladog shareholders remaining as employees of the Company for two- and three-years post-acquisition. In the event the Ladog shareholders do not remain with the Company, the amount would be forfeited for the respective employee that leaves before the contractual vesting date. Accordingly, the Company has classified the earn-out amount as compensation expense for post-combination services. Ladog is a manufacturer of municipal narrow-track vehicles and commercial vehicles based in Germany with $15,474 in revenue for 2023. Ladog’s products seamlessly fit into the Company’s product portfolio and expands the Companies business in Germany.
The Ladog acquisition was accounted for using the acquisition method of accounting with the purchase price allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets include brands, customer relationships and technology. The excess of the estimated fair values of assets acquired and liabilities assumed over the purchase price of $6,780 was recorded as bargain purchase within Other income (expense) in the 2024 Consolidated Statements of Operations. Major factors leading to the bargain purchase include the Acquiree’s motivation for a strategic business partner rather than to maximize price and the lack of consideration for intangible assets in negotiations. These elements collectively support the recognition of a bargain purchase gain.
The purchase price was comprised of the following:

Purchase price:
Cash paid	$5,441
Total purchase price	$5,441
The Company did not record a contingent consideration liability for the earn out at the opening balance sheet date. Instead, the Company will recognize compensation expense over the two- and three-year period in which the amounts are earned.
As of December 31, 2025, the purchase price allocation to the fair value of assets acquired and liabilities assumed is as follows:

Fair value of identifiable assets and liabilities:
Cash and cash equivalents	$9,879
Accounts receivable	2,191
Prepaid expenses and other current assets	8
Inventories	9,544
Intangible assets	1,369
Property, plant and equipment	506
Total Assets	$23,497

Accounts payable	430
Other current liabilities and accrued expenses	8,859
Accrued compensation and related taxes	119
Accrued warranty	287
Other non-current liabilities	1,128
Deferred tax liabilities	407
Total Liabilities	$11,230
Total fair value allocation of purchase price	$12,267
Intangible assets totaling $1,369 have provisionally been assigned to Brands, Concessions, rights and licenses, Technology and Customer relationships, as a result of the acquisition, and consist of the following:

	Amount	Useful life (in years)	Weighted average amortization period (in years)
Brands	$420	5	5
Concessions, rights and licenses	79	5	5
Technology	235	10	10
Customer relationships	635	5	5
	$1,369		5.86

The Company amortizes the brands, concessions, rights and licenses, customer relationships and technology utilizing a straight-line approach. Amortization expense, as a part of Amortization of purchased intangibles as presented on the Consolidated Statements of Operations, was $248 and $24 for 2025 and 2024, respectively.
Ladog had revenue of $23,085 and generated operating income of $1,754 for the year ended December 31, 2025, which is included in the accompanying consolidated financial statements.
Due to its insignificant size relative to the Company, supplemental pro forma financial information of the combined entity for the prior reporting period is not provided. Furthermore, the Company evaluated the revenues generated by Ladog from the acquisition date through December 31, 2024, and concluded that these revenues were not material.

NOTE 16 – RELATED PARTY TRANSACTIONS
The tables below show the financial statement line items and amounts included in the Consolidated Statements of Operations and on the Consolidated Balance Sheets under various related party agreements or relationships:

	Year Ended December 31,
	2025	2024
Assets:
Accounts receivable on account of sales to related party	$358	$64
Liabilities:
Accounts payable of related party	$254	$143
Long-term shareholder loans (subordinated)	$59,101	$51,982

	Year Ended December 31,
	2025	2024	2023
Sales:	$6,794	$4,156	$5,421
Sales to related parties
Other expense:
Interest expense from shareholder loans	$1,420	$1,359	$1,341
Other expenses	$915	$608	$305

Terms and conditions of transactions with related parties
Outstanding balances at the year-end are unsecured and interest free and settlement occurs in cash. There have been no guarantees provided or received for any related party receivables or payables.
Subordinated Shareholder Loans
As of December 31, 2025, and 2024, there were subordinated shareholder loans totaling CHF13,563 (2025: $17,110, 2024:$14,970) and EUR15,000 (2025: $17,626, 2024: $15,584) from PCS Holding AG, as well as subordinated shareholder loans totaling CHF10,000 (2025: $12,615, 2024: $11,038) and EUR10,000 (2025: $11,750, 2024: $10,390) from Gebuka AG with a fixed interest rate of 2.5% per annum. The change in the loan balance as of December 31, 2025, and 2024 is solely due to foreign exchange rate fluctuations.
NOTE 17– SEGMENTS
The Company identifies their operating and reportable segments based on the management structure and the financial data utilized by the CODM, which was determined to be the Board of Directors, to assess segment performance and allocate resources among the operating units.
The Company’s segment reporting policy identifies two operating segments, North America and Europe and ROW as reportable segments. Financial results for each segment are presented separately to provide transparency and insight into the performance and resources of each geographic area, consistent with how the CODM reviews and assesses the Company’s operations.

The CODM evaluates the performance of their reportable segments based on Segment Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which is defined as net income before interest, taxes, depreciation and amortization, adjusted for non-recurring or unusual foreign exchange gains and losses on external debt, restructuring and other related expenses, transaction related expenses, bargain purchase gains on acquisitions, changes in repurchase liabilities for Aebi Schmidt's employee share plan, non-service cost related pension expenses, legacy legal matters, sales executive transition costs, changes in provisions for contingencies, and other non-recurring items.
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
Sales and other financial information by reportable segment are as follows:
Year Ended December 31, 2025

	North America	Europe and ROW	Total
New Business	$876,108	$428,874	$1,304,982
After Sales	98,994	122,649	221,643
Segment sales	$975,102	$551,523	$1,526,625

Depreciation and amortization expense	$37,923	$6,277	$44,200
Segment assets	$1,524,478	$483,801	$2,008,279
Capital expenditures	$9,690	$4,551	$14,241
Segment Adjusted EBITDA for the year ended December 31, 2025, is as follows:

	North America	Europe and ROW
Sales	$975,102	$551,523
Cost of products sold	786,813	435,758
Research and development	7,753	18,741
Selling, general and administrative	117,618	63,029
Other segment items[1]	(36,473)	546
Adjusted EBITDA	$99,391	$33,449
_________________
1.Other segment items include, other operating income and expenses, other income and expenses, depreciation and amortization, transaction related expenses, non-service cost related pension expense and legacy plan, foreign exchange gain on external debts and other non-recurring items.

The reconciliation of total Segment Adjusted EBITDA to income before income taxes for the year ended December 31, 2025, is as follows:

Total Segment Adjusted EBITDA	$132,840
Interest expense	(41,794)
Foreign exchange gains/losses on external debt	(2,961)
Depreciation and amortization	(44,200)
Restructuring and other related expenses	(17,725)
Transaction related expenses	(14,765)
Integration costs	(3,856)
Settlement of acquisition	(1,697)
Changes in valuation of liability for legacy Aebi Schmidt employee share plan	6,377
Non-service cost related pension expense and legacy plan	5,055
Legal matters	(1,281)
Change in provision for contingencies	1,291
Non-cash stock-based compensation expenses	(1,473)
Other non-operating one-off items	(4,619)
Income before income taxes	$11,192
Year Ended December 31, 2024

	North America	Europe and ROW	Total
New Business	$538,576	$380,157	$918,733
After Sales	54,865	112,360	167,225
Segment sales	$593,441	$492,517	$1,085,958

Depreciation and amortization expense	$20,702	$5,712	$26,414
Segment assets	$695,715	$392,409	$1,088,124
Capital expenditures	$7,445	$6,168	$13,613
Segment Adjusted EBITDA for the year ended December 31, 2024, is as follows:

	North America	Europe and ROW
Sales	$593,441	$492,517
Cost of products sold	472,217	385,504
Research and development	2,979	16,577
Selling, general and administrative	55,253	69,407
Other segment items[1]	(5,708)	(9,268)
Segment Adjusted EBITDA	$68,700	$30,297
_________________
1.Other segment items include, other operating income and expenses, other income and expenses, depreciation and amortization, transaction related expenses, non-service cost related pension expense and legacy plan, foreign exchange gain on external debts and other non-recurring items.

The reconciliation of total Segment Adjusted EBITDA to income before income taxes for the year ended December 31, 2024, is as follows:

Total Segment Adjusted EBITDA	$98,997
Interest expense	(34,106)
Foreign exchange gains/losses on external debt	1,647
Depreciation and amortization	(26,414)
Restructuring and other related expenses	(819)
Transaction related expenses	(4,404)
Bargain purchase gain on acquisition	6,780
Settlement of acquisition	—
Changes in evaluation of liability for legacy Aebi Schmidt employee share plan	(3,446)
Non-service cost related pension expense and legacy plan	4,290
Legal matters	(180)
Sales executive transition	(266)
Change in provision for contingencies	98
Non-cash stock-based compensation expenses	—
Other non-operating one-off items	(513)
Income before income taxes	$41,664
Year Ended December 31, 2023

	North America	Europe and ROW	Total
New Business	$493,931	$365,173	$859,104
After Sales	47,938	108,530	156,468
Segment sales	$541,869	$473,703	$1,015,572

Depreciation and amortization expense	$21,017	$6,147	$27,164
Segment assets	$701,842	$408,941	$1,110,783
Capital expenditures	$4,850	$7,064	$11,914

Segment Adjusted EBITDA for the year ended December 31, 2023, is as follows:

	North America	Europe and ROW
Sales	$541,869	$473,703
Cost of products sold	436,987	371,933
Research and development	2,268	14,857
Selling, general and administrative	51,880	65,177
Other segment items [1]	(3,647)	(10,291)
Segment Adjusted EBITDA	$54,381	$32,027
_________________
1.Other segment items include, other operating income and expenses, other income and expenses, depreciation and amortization, transaction related expenses, non-service cost related pension expense and legacy plan, foreign exchange gain on external debts and other non-recurring items.
The reconciliation of total Segment Adjusted EBITDA to income before income taxes for the year ended December 31, 2023, is as follows:

Total Segment Adjusted EBITDA	$86,408
Interest expense	(38,031)
Foreign exchange gains/losses on external debt	(1,778)
Depreciation and amortization	(27,164)
Restructuring and other related expenses	253
Transaction related expenses	—
Bargain purchase gain on acquisition	—
Settlement of acquisition	—
Changes in evaluation of liability for legacy Aebi Schmidt employee share plan	(2,562)
Non-service cost related pension expense and legacy plan	2,502
Legal matters	(501)
Sales executive transition	—
Change in provision for contingencies	(1,569)
Non-cash stock-based compensation expenses	—
Other non-operating one-off items	(212)
Income before income taxes	$17,346

The following table presents sales disaggregated by geography that exceed 10% of total sales:

	Years Ended December 31,
	2025	2024	2023
U.S.	$934,137	$549,492	$500,522
Switzerland	54,304	59,451	63,809
Other	538,184	477,015	451,241
Total sales	$1,526,625	$1,085,958	$1,015,572

	Years Ended December 31,
	2025	2024	2023
U.S.	61.2%	50.6%	49.3%
Switzerland	3.6%	5.5%	6.3%
Other	35.3%	43.9%	44.4%
Total sales	100.0%	100.0%	100.0%

The following table presents assets disaggregated by geography that exceeds 10% of total assets:

	As of December 31,
	2025	2024
U.S.	$1,495,145	$669,230
Switzerland	177,549	140,528
Other	335,585	278,366
Total assets	$2,008,279	$1,088,124

	As of December 31,
	2025	2024
U.S.	74.4%	61.5%
Switzerland	8.8%	12.9%
Other	16.8%	25.6%
Total assets	100.0%	100.0%

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Material Weakness in Internal Control over Financial Reporting

As previously reported, management identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Aebi Schmidt’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses in its internal control over financial reporting are as follows:

i.A lack of designing and maintaining an effective control environment commensurate with Aebi Schmidt’s financial reporting requirements due to an insufficient number of professionals with an appropriate level of internal controls and technical U.S. GAAP knowledge, experience, and training to appropriately analyze, record, and disclose accounting matters, including complex, non‑routine transactions accurately and timely.
ii.A lack of maintaining formal accounting policies and procedures and designing and maintaining controls related to significant accounts and disclosures to achieve complete, accurate, and timely financial accounting, reporting, and disclosures.
iii.A lack of consistently establishing appropriate authorities and responsibilities related to the segregation of duties in Aebi Schmidt’s finance and accounting functions.
iv.A failure to design and maintain effective information technology (“IT”) general controls over user access, change management, and segregation of duties for SAP information systems in Europe that are relevant to the preparation of its financial statements.
v.A failure to design and maintain effective IT general controls over user access, change management, and segregation of duties for the remaining information systems that are relevant to the preparation of its financial statements.

The above control deficiencies did not result in a material misstatement to the financial statements. However, these IT general control deficiencies could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.

Remediation Plan for Material Weaknesses

Our management is developing a plan to remediate the material weaknesses in the internal control over financial reporting described above. The remediation plan includes the following actions:

a.Enhancing the Company’s accounting and finance organization by hiring additional personnel with appropriate U.S. GAAP technical accounting and SEC financial reporting requirements expertise.
b.Providing targeted training to existing personnel on U.S. GAAP technical accounting, internal control over financial reporting, and SEC financial reporting requirements.

c.Designing and implementing a formal financial reporting control framework, including strengthening management review controls and documentation standards.
d.Designing and implementing IT general and application controls for all systems that materially impact financial reporting, including user access, change management, and segregation of duties controls.

As the Combined Company has not been subject to SOX requirements, management established a SOX compliant internal control framework and engaged experienced control resources to support integration activities and to assess internal control and U.S. GAAP requirements. The Company also expanded its business and IT personnel to strengthen accounting, reporting, and control capabilities and provided training on internal controls, system usage, and documentation standards.

Management is leveraging existing accounting policies and procedures as a foundation to further enhance the Company’s reporting and delegation of authority (“DoA”) framework. The Company maintains a formal DoA framework designed to define clear decision-making responsibilities, accountability, and oversight across the organization.

Management will continue to evaluate the effectiveness of these remediation efforts and will not consider the material weaknesses remediated until applicable controls are operational for a sufficient period and management concludes through testing that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

In the fourth quarter of 2025, management centralized governance over SAP and other key systems, completed risk and control evaluation activities, tested control design, enhanced risk and control matrices, and began reviews and remediation planning related to user access, change management, configuration, automated and segregation of duties control gaps.

Management is taking actions to remediate the material weaknesses in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during our quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

An effective internal control system, regardless of design, has inherent limitations, including the possibility of human error, management override, system limitations, or the failure of controls to operate as intended. Accordingly, even once the remediation plan is completed, internal control over financial reporting can provide only reasonable, not absolute, assurance regarding the reliability of financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2025, no director of officer (as defined in Rule 16a-1(f) Under the Exchange Act) of the Company adopted, modified or terminated a “Ruel 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is included in Part I of this Form 10-K under the heading “Information about our Executive Officers.”

The Company has adopted a “Code of Conduct for employees of our group” applicable to all directors, officers and employees, including the Company's principal executive, financial and accounting officers (the “Code of Ethics”). The Code of Ethics is available without charge on the “Corporate Governance” portion of the Company's website. A copy of our Code of Ethics is also filed as Exhibit 14.1 to this Annual Report.

We have adopted insider trading policies and procedures applicable to our directors, officers, and employees, and have implemented processes for the Company, which we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the applicable stock exchange listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report.

The information required by this item (other than as set forth above) is incorporated by reference from our definitive proxy statement for our 2026 annual meeting of shareholders (the “2026 Proxy Statement”).

Item 11. Executive Compensation
The information required by this item is incorporated by reference from the 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the 2026 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item about aggregate fees billed to us by our independent registered public accounting firm, PricewaterhouseCoopers AG, incorporated by reference from the 2026 Proxy Statement.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1) Financial Statements are included in Part II, Item 8 of this Annual Report.
(a)(2) Schedules I, II, III, IV and V are not applicable to the Company and, therefore, have been omitted.
(a)(3) Exhibit List:

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Original Number	Date Filed
2.1	Agreement and Plan of Merger, dated as of December 16, 2024, by and among The Shyft Group, Aebi Schmidt Holding AG, ASH US Group, LLC, and Badger Merger Sub, Inc. #		S-4	2.1	April 4, 2025
3.1	Amended Articles of Association of Aebi Schmidt Holding AG, effective as of July 1, 2025		8-K	3.1	July 1, 2025
3.2	Organizational Regulations of the Company, effective as of July 1, 2025		8-K	3.2	July 1, 2025
4.1	Description of Registrant’s Securities	X
10.1	Credit Facilities Agreement, dated March 10, 2025, by and among the Company as original borrower and original guarantor, certain subsidiaries of the Company as original obligors, UBS Switzerland AG as mandated lead arranger, agent, security agent and original lender, Zürcher Kantonalbank as lead arranger and original lender, and the other lenders party thereto #		8-K	10.1	July 1, 2025
10.2	Relationship Agreement, by and among the Company, PCS Holding AG and Peter Spuhler, dated as of July 1, 2025		8-K	10.2	July 1, 2025
10.3	Relationship Agreement, by and among the Company and Gebuka AG, dated as of July 1, 2025		8-K	10.3	July 1, 2025
10.4	Relationship Agreement, by and among the Company and Barend Fruithof, dated as of July 1, 2025		8-K	10.4	July 1, 2025
10.5	Registration Rights Agreement, by and between the Company and PCS Holding AG, Peter Spuhler and Gebuka AG, dated as of July 1, 2025		8-K	10.5	July 1, 2025
10.6	Second Amended and Restated Shareholder Loan Agreement (2015) by and between the Company and PCS Holding AG, dated as of June 26, 2025		8-K	10.6	July 1, 2025
10.7	Second Amended and Restated Shareholder Loan Agreement (2018) by and between the Company and PCS Holding AG, dated as of June 26, 2025		8-K	10.7	July 1, 2025
10.8	Second Amended and Restated Shareholder Loan Agreement (2015) by and between the Company and Gebuka AG (2015), dated as of June 26, 2025		8-K	10.8	July 1, 2025
10.9	Second Amended and Restated Shareholder Loan Agreement (2018) by and between the Company and Gebuka AG, dated as of June 26, 2025		8-K	10.9	July 1, 2025
10.10	Subordination Agreement, by and between the Company and UBS Switzerland AG and PCS Holding AG, dated as of June 26, 2025		8-K	10.10	April , 2025
10.11	Subordination Agreement, by and between the Company and UBS Switzerland AG and Gebuka AG, dated as of June 26, 2025 (personal information redacted)		8-K	10.11	July 1, 2025
10.12	Swiss Life supplemental defined benefit pension plan documents *		S-4	10.10	April 4, 2025

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Original Number	Date Filed
10.13	Aebi Schmidt Regulation on Short-Term Variable Remuneration (Bonus) - Performance Multiple, dated December 5, 2025 and effective January 1, 2026 *	X
10.14	Aebi Schmidt Regulation on Short-Term Variable Remuneration (Bonus) - Performance Cumulative, dated December 5, 2025 and effective January 1, 2026 *	X
10.15	Managing Director Agreement between Aebi Schmidt and Barend Fruithof, dated as of April 16, 2020 and effective as of January 1, 2020 (English translation from the original German, personal information redacted) *		S-4	10.11	April 4, 2025
10.16	Compensation Adjustment Letter from Aebi Schmidt to Mr. Fruithof, dated December 4, 2025 and effective January 1, 2026 (personal information redacted) *	X
10.17	Employment Agreement between M-B Companies, Inc. and Mr. Schewerda, dated October 1, 2020 (personal information redacted) *		S-4	10.12	April 4, 2025
10.18	Compensation Adjustment Letter from Aebi Schmidt to Mr. Schewerda, dated December 4, 2025 and effective January 1, 2026 (personal information redacted) *	X
10.19	Employment Agreement between Aebi Schmidt and Mr. Schenkirsch, dated January 16, 2023 and effective as of January 1, 2023 (English translation from the original German, personal information redacted) *		S-4	10.13	April 4, 2025
10.20	Compensation Adjustment Letter from Aebi Schmidt to Mr. Schenkirsch dated December 4, 2025 and effective January 1, 2026 (personal information redacted) *	X
10.21	Employment Agreement between Aebi Schmidt and Marco Portmann, dated April 2, 2025 and effective as of April 14, 2025 (English translation from the original German, personal information redacted) *	X
10.22	Compensation Adjustment Letter from Aebi Schmidt to Mr. Portmann dated December 4, 2025 and effective January 1, 2026 (personal information redacted) *	X
10.23	Employment Agreement between Aebi Schmidt and Henning Schröder, dated September 27, 2018 and effective as of May 1, 2019 (English translation from the original German, personal information redacted) *	X
10.24	Compensation Adjustment Letter from Aebi Schmidt to Mr. Schröder dated December 4, 2025 and effective January 1, 2026 (personal information redacted) *	X
10.25	The Shyft Group, Inc. 2016 Stock Incentive Plan, as amended *		S-8	10.1	July 1, 2025
10.26	Second Amendment to The Shyft Group, Inc. 2016 Stock Incentive Plan *		S-8	10.2	July 1, 2025
10.27	The Shyft Group, Inc. 2016 Stock Incentive Plan (Amended and Restated Effective May 17, 2023) *		S-8	10.3	July 1, 2025
10.28	First Amendment to The Shyft Group, Inc. 2016 Stock Incentive Plan (Amended and Restated Effective May 17, 2023) *		S-8	10.4	July 1, 2025
10.29	The Shyft Group, Inc. Stock Incentive Plan (2025) *		S-8	10.5	July 1, 2025

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Original Number	Date Filed
10.30	First Amendment to The Shyft Group, Inc. Stock Incentive Plan (2025) *		S-8	10.6	July 1, 2025
10.31	Form of Bonus Retention Agreement between Aebi Schmidt and certain officers of Aebi Schmidt and its subsidiaries *		10-Q	10.6	June 27, 2025
10.32	Form of Director Mandate Letter	X
10.33	Lockup Letter, dated April 5, 2025, by and between Aebi Schmidt and John Dunn *		S-4/A	10.19	May 5, 2025
14.1	Code of Conduct of the Company, effective as of July 1, 2025		8-K	14.1	July 1, 2025
19	Aebi Schmidt’s Insider Trading Policy	X
21.1	Subsidiaries of Aebi Schmidt Holding AG	X
23.1	Consent of PricewaterhouseCoopers AG	X
31.1	Certification of CEO pursuant to Section 302	X
31.2	Certification of CFO pursuant to Section 302	X
32.1	Certification of CEO pursuant to 18 U.S.C. § 1350	X
32.2	Certification of CFO pursuant to 18 U.S.C. § 1350	X
97.1	Aebi Schmidt Holding AG Clawback Policy	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Aebi Schmidt agrees to furnish supplementally a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request.
*	Management contract, compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEBI SCHMIDT HOLDING AG

March 19, 2026	By:	/s/ Barend Fruithof
Barend Fruithof
Group Chief Executive Officer

and

March 19, 2026	By:	/s/ Marco Portmann
Marco Portmann
Group Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 19, 2026	By:	/s/ Barend Fruithof
Barend Fruithof
Group Chief Executive Officer (Principal Executive Officer) and Vice Chairman of the Board

March 19, 2026	By:	/s/ Marco Portmann
Marco Portmann
Group Chief Financial Officer (Principal Financial Officer)

March 19, 2026	By:	/s/ Joel Meury
Joel Meury
Head Group Accounting (Principal Accounting Officer)

March 19, 2026	By:	/s/ James A. Sharman
James A. Sharman
Chairman of the Board

March 19, 2026	By:	/s/ Michael Dinkins
Michael Dinkins
Director

March 19, 2026	By:	/s/ Angela K. Freeman
Angela K. Freeman
Director

March 19, 2026	By:	/s/ Paul Mascarenas
Paul Mascarenas
Director

March 19, 2026	By:	/s/ Terri A. Pizzuto
Terri A. Pizzuto
Director

March 19, 2026	By:	/s/ Andreas Rickenbacher
Andreas Rickenbacher
Director

March 19, 2026	By:	/s/ Martin Ritter
Martin Ritter
Director

March 19, 2026	By:	/s/ Patrick Schaub
Patrick Schaub
Director

March 19, 2026	By:	/s/ Daniela Spuhler
Daniela Spuhler
Director

March 19, 2026	By:	/s/ Peter Spuhler
Peter Spuhler
Director