Form 10-Q
period 2026-03-31
Aebi Schmidt Holding AG
filed 2026-05-14
CIK 2048519

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to             .
Commission File Number: 001-42663
Aebi Schmidt Holding AG
(Exact name of registrant as specified in its charter)

Switzerland	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Schulstrasse 4 CH-8500 Frauenfeld, Switzerland (Address of Principal Executive Offices)	8500 (Zip Code)
+41 44-308-5800
(Registrant's telephone number, including
area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).   ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 8, 2026
Common Stock	77,506,125 shares

Index
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Quarterly Report") contains some statements that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve important known and unknown risks, uncertainties and other factors and generally can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “will,” “should” or similar expressions or words. Aebi Schmidt Holding AG’s (“Aebi Schmidt,” the “Company,” “we,” “us” or “our”) future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those described in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as well as risk factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission (the “SEC”). Such risk factors include the primary risks our management believes could materially affect the potential results described by forward-looking statements contained in this Quarterly Report. However, these risks may not be the only risks we face. Our business, operations and financial performance could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. In addition, new risk factors may emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, although we believe that the forward-looking statements contained in this Quarterly Report are reasonable, we cannot provide you with any guarantee that the results described in those forward-looking statements will be achieved. All forward-looking statements in this Quarterly Report are expressly qualified in their entirety by the cautionary statements contained in this section, and investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to update or revise any forward-looking statements to reflect developments or information obtained after the date this Quarterly Report is filed with the SEC, except as required by applicable law.

Index
INDEX
PART I—FINANCIAL INFORMATION

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$115,886	$98,512
Accounts receivable, less allowance for credit losses of $248 and $505	271,241	310,755
Contract assets	81,430	82,342
Inventories	379,186	346,423
Prepaid expense and other current assets	42,553	39,698
Total current assets	890,296	877,730
Property, plant and equipment, net	162,626	167,899
Goodwill	403,681	403,147
Intangible assets, net	326,532	334,726
Deferred tax assets	5,733	5,910
Right of use assets operating leases	166,166	167,162
Other assets	52,081	51,705
TOTAL ASSETS	$2,007,115	$2,008,279

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$201,927	$234,642
Accrued warranty	17,148	17,669
Accrued compensation and related taxes	32,900	36,957
Contract liabilities	24,222	19,856
Operating lease liabilities	18,318	18,856
Other current liabilities and accrued expenses	86,010	86,366
Current portion of long-term debt	67,911	46,908
Total current liabilities	448,436	461,254
Other non-current liabilities	14,822	15,308
Long-term operating lease liabilities	144,839	144,401
Long-term debt, less current portion	502,745	488,949
Long-term loans from shareholders	58,213	59,101
Deferred tax liabilities	23,367	24,315
Total liabilities	1,192,422	1,193,328
Commitments and contingent liabilities
Shareholders' Equity:
Common stock, $1.00 par value: 79,300,000 and 79,300,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; and 77,157,983 and 76,998,754 shares outstanding as of March 31, 2026 and December 31, 2025, respectively.	77,158	76,999
Additional paid-in capital	652,736	652,425
Treasury shares, at cost	(257)	(257)
Retained earnings	56,300	57,551
Accumulated other comprehensive income	28,730	28,183
Total Shareholders’ equity attributable to Aebi Schmidt Holding AG	814,667	814,901
Non-controlling interest	26	50
Total Shareholders' equity	814,693	814,951
TOTAL LIABILITIES AND EQUITY	$2,007,115	$2,008,279
See accompanying Notes to Condensed Consolidated Financial Statements
(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025, see Note 1 - Nature of Operations and Basis of Presentation)

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Sales	$455,545	$249,186
Cost of products sold	(368,156)	(195,880)
Gross profit	87,389	53,306

Operating expenses:
Research and development	(6,701)	(4,627)
Selling, general and administrative	(58,547)	(30,724)
Amortization of purchased intangibles	(8,052)	(3,574)
Other operating income	1,279	13
Total operating expenses	(72,021)	(38,912)

Operating income	15,368	14,394

Other income (expense):
Interest expense	(11,350)	(6,503)
Other income (expense)	(2,859)	(5,042)
Total other expense	(14,209)	(11,545)

Income before income taxes	1,159	2,849
Income tax (expense) benefit	(488)	(787)
Net income	671	2,062
Less: Net income (loss) attributable to non-controlling interest	(24)	(13)

Net income attributable to Aebi Schmidt Holding AG	$695	$2,075

Earnings per share
Basic earnings per share	$0.01	$0.05
Diluted earnings per share	$0.01	$0.05

Basic weighted average common shares outstanding	77,106	40,352
Diluted weighted average common shares outstanding	77,406	40,352
See accompanying Notes to Condensed Consolidated Financial Statements.
(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025, see Note 1 - Nature of Operations and Basis of Presentation)

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$671	$2,062

Other comprehensive income:
Foreign currency translation adjustments	732	181
Pension benefit (loss), net of tax	(185)	3,986
Other comprehensive income (loss), net of tax	547	4,167

Comprehensive income	1,218	6,229
Less: Comprehensive income (loss) attributable to non-controlling interests	(24)	(13)
Comprehensive income attributable to Aebi Schmidt Holding AG	$1,242	$6,242
See accompanying Notes to Condensed Consolidated Financial Statements.
(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025, see Note 1 - Nature of Operations and Basis of Presentation)

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In thousands, except share data)

	Number of shares	Common stock	Additional Paid-in Capital	Treasury shares	Retained earnings	Accumulated Other Comprehensive Income	Total Shareholders’ equity	Non- controlling interest	Total equity
Balance at January 1, 2026	76,998,754	$76,999	$652,425	$(257)	$57,551	28,183	$814,901	$50	$814,951
Translation adjustments in the reporting period						732	732		732
Pension loss						(185)	(185)		(185)
Net income (loss)					695		695	(24)	671
Stock based compensation expense for 2025 Retention awards, net of cancellations			239				239		239
Issuance of common stock for Aebi Schmidt RSAs and RSUs, net of tax and cancellations	159,229	159	72				231		231
Dividends declared ($0.025 per share)					(1,946)		(1,946)		(1,946)
Balance at March 31, 2026	77,157,983	$77,158	$652,736	$(257)	$56,300	$28,730	$814,667	$26	$814,693

	Number of shares	Common stock	Additional Paid-in Capital	Treasury shares	Retained earnings	Accumulated Other Comprehensive Income	Total Shareholders’ equity	Non- controlling interest	Total equity
Balance at January 1, 2025	40,351,680	$40,352	$232,281	$(257)	$61,247	31,469	$365,092	$83	$365,175
Translation adjustments in the reporting period						181	181		181
Pension benefit						3,986	3,986		3,986
Net income (loss)					2,075		2,075	(13)	2,062
Balance at March 31, 2025	40,351,680	$40,352	$232,281	$(257)	$63,322	$35,636	$371,334	$70	$371,404
See accompanying Notes to Condensed Consolidated Financial Statements.
(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025, see Note 1 - Nature of Operations and Basis of Presentation)

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$671	$2,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,803	6,625
Non-cash stock based compensation expense	1,003	—
Foreign exchange (gains) losses on debt	300	982
Non-cash financing costs	457	—
Deferred taxes	2,355	1,411
Pension	(119)	(351)
Other, net	(9)	400

Changes in operating assets and liabilities:
Accounts receivable and contract assets	38,445	3,793
Inventories	(35,777)	(23,384)
Accounts payable	(32,060)	(2,465)
Contract liabilities	4,641	(1,276)
Income tax payable and receivable	(2,364)	(748)
Accrued compensation and related taxes	(3,206)	—
Other assets and liabilities	(5,879)	(13,610)
Net cash used in operating activities	(17,739)	(26,561)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,934)	(3,110)
Purchases of intangible assets	—	(10)
Proceeds from sale of property, plant and equipment	879	12
Net cash used in investing activities	(1,055)	(3,108)

Cash flows from financing activities:
Proceeds from issuance of debt	41,255	17,395
Deferred payments related to historical transactions	(916)	(5,694)
Payment of finance lease principal	(338)	(259)
Payments of dividends	(2,001)	—
Exercising and vesting of stock incentive awards	(1,170)	—
Net cash provided by financing activities	36,830	11,442

Effect of exchange rate changes on cash and cash equivalents	(662)	872
Net increase (decrease) in cash and cash equivalents	17,374	(17,355)
Cash and cash equivalents at beginning of period	98,512	65,173
Cash and cash equivalents at end of period	$115,886	$47,818

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	10,485	6,453
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
The Merger is accounted for as a forward merger using the acquisition method of accounting, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), with Aebi Schmidt treated as the legal and accounting acquirer and Shyft treated as the legal and accounting acquiree. For further information regarding the Shyft Transaction please refer to Note 12 – Business Combination.

Index
Basis of Presentation and Consolidation
The accompanying unaudited interim condensed consolidated financial statements include the accounts of Aebi Schmidt Holding AG and its subsidiaries and have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States (“U.S.”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures required by GAAP for complete consolidated financial statements are not included herein. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. All inter-company transactions and balances have been eliminated. The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair statement of these interim financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 19, 2026 (the “Form 10-K”).
For a description of key accounting policies followed, refer to the footnotes to Aebi Schmidt Holding AG consolidated financial statements for the year ended December 31, 2025, included in our Form 10-K.
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
Recently Issued Accounting Pronouncements Adopted.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which simplifies the estimation of credit losses on current accounts receivable and contract assets arising from transactions accounted for under ASC 606. The Company adopted ASU 2025-05 as of January 1, 2026 on a prospective basis. Adoption did not impact the Company's consolidated results of operations, financial position, or cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted.

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

Index
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

In December 2025, the FASB issued ASU 2025-10, Government Grants - Accounting for Government Grants Received by Business Entities (Topic 832) (“ASU 2025-10”). ASU 2025-10 provides the guidance on the recognition, measurement, and presentation of government grants related to an asset or to income. ASU 2025-10 is effective for the Company for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of ASU 2025-10 on the Consolidated Financial Statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of income (loss) and comprehensive income (loss) and statements of cash flows.

NOTE 2 – REVENUE
Contract Assets and Liabilities
The tables below disclose changes in contract assets and liabilities for the three months ended March 31, 2026 and 2025.

Contract Assets	March 31, 2026	March 31, 2025
Contract assets, beginning of period	$82,342	$24,145
Reclassification of contract assets to receivables, as the result of rights to consideration becoming unconditional	(55,932)	(13,018)
Contract assets recognized, net of reclassification to receivables	55,020	19,941
Contract assets, end of period	$81,430	$31,068

Contract Liabilities
Contract liabilities, beginning of period	$19,856	$20,044
Reclassification of contract liabilities to revenue, as the result of performance obligations satisfied	(3,920)	(4,637)
Cash received in advance and not recognized in revenue	8,286	4,127
Contract liabilities, end of period	$24,222	$19,534
The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the North America and Europe and Rest of the World (“ROW”) segments are $1,056,339 and $201,306 respectively, with substantially all revenue expected to be recognized within one year as of March 31, 2026.
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

	Three Months Ended March 31, 2026
	New Business	After Sales	Total
Primary geographical markets
North America	$300,676	$36,646	$337,322
Europe and ROW	80,994	37,229	118,223
Total Sales	$381,670	$73,875	$455,545

Timing of revenue recognition
Products transferred at a point in time	$167,225	$68,720	$235,945
Products and services transferred over time	214,445	5,155	219,600
Total Sales	$381,670	$73,875	$455,545

	Three Months Ended March 31, 2025
	New Business	After Sales	Total
Primary geographical markets
North America	$130,256	$17,035	$147,291
Europe and ROW	72,652	29,243	101,895
Total Sales	$202,908	$46,278	$249,186

Timing of revenue recognition
Products transferred at a point in time	$141,369	$40,723	$182,092
Products and services transferred over time	61,539	5,555	67,094
Total Sales	$202,908	$46,278	$249,186
NOTE 3 – INVENTORIES
Inventories are summarized as follows:

	March 31, 2026	December 31, 2025
Finished goods	$123,163	$113,716
Work in process	50,643	49,713
Raw materials and purchased components	205,380	182,994
Total Inventories	$379,186	$346,423

Index
NOTE 4 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are summarized by major classifications as follows:

	March 31, 2026	December 31, 2025
Land and Building	$136,807	$135,760
Technical installation and machinery	92,257	91,843
Plant and office equipment	55,745	55,871
Assets under construction	5,377	8,474
Subtotal	290,186	291,948
Less: accumulated depreciation	(127,560)	(124,049)
Total Property, plant and equipment, net	$162,626	$167,899
The Company recorded depreciation expense of $5,513 and $2,845 during the three months ended March 31, 2026 and 2025, respectively.
NOTE 5 – LEASES
The Company has both operating and finance leases for land, buildings, machinery, vehicles and certain equipment. Our leases have remaining lease terms of 1 to 25 years, some of which include options to extend the lease agreements for up to 12 years. Our leases do not contain residual value guarantees. As of March 31, 2026, and December 31, 2025, assets recorded under finance leases were immaterial.
Operating lease expenses are classified as cost of products sold and selling, general and administrative on the Condensed Consolidated Statements of Operations. The components of lease expense were as follows:

	Three Months Ended March 31,
	2026	2025
Operating leases	$7,676	$3,452
Finance leases
Amortization of right of use assets	240	122
Interest on lease liabilities	21	9
Short-term leases	289	61
Variable lease expense	113	119
Sublease income	(416)	(373)
Total lease expense	$7,923	$3,390
The weighted average remaining lease term and weighted average discount rate were as follows:

	March 31,
	2026	2025
Weighted average remaining lease term (in years)
Finance leases	3	3
Operating leases	12	12

Weighted average discount rate
Finance leases	3.91%	2.16%
Operating leases	5.95%	5.42%

Index
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - Financing cash flows	$338	$259
Finance leases - Operating cash flows	21	9
Operating leases - Operating cash flows	7,055	3,434

Right of use assets obtained in exchange for lease obligations:
Operating leases	6,189	6,207
Finance leases	45	213
	$6,234	$6,420
Maturities of lease liabilities as of March 31, 2026, are as follows:

Years ending December 31:	Finance	Operating
2026	$971	$20,718
2027	478	24,215
2028	347	21,265
2029	253	19,677
2030	119	17,912
2031	41	16,450
Thereafter	—	116,297
Total lease payments	2,209	236,534
Less: imputed interest	$(129)	$(73,377)
Total lease liabilities	$2,080	$163,157
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
Our income tax expense was $488 and $787 for the three months ended March 31, 2026, and 2025, respectively. The tax expense represented a 42.1% and 27.6% effective tax rate for the three months ended March 31, 2026, and 2025, respectively.
The Organization for Economic Cooperation and Development’s (“OECD”) Pillar Two global corporate minimum tax rate of 15% has been in effect since 2024 and applies for companies with revenues of at least €750 million. The Company is subject to the Pillar Two regulations. The Company has continued to evaluate the effect of this through the first quarter of 2026 and determined that it did not have any material impacts for the current year. The Company will continue to assess the impact of the Pillar Two minimum tax regulations, including the impact from additional clarifications that are published by OECD and local tax authorities.
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act of 2025 (“OBBBA”) into law. The OBBBA includes provisions allowing accelerated tax deductions for qualified property and research expenditures and limitations on business interest deductions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others

Index
being implemented through 2027. The enactment of the OBBBA did not have a material impact on the Company’s effective tax rate for the three months ended March 31, 2026. Administrative guidance interpreting the OBBBA will be released over coming quarters which the Company will continue to monitor.

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
Changes in the warranty liability are summarized below:

	Three Months Ended March 31,
	2026	2025
Balance of warranty liability, beginning of period	$20,303	$10,205
Accruals for current period sales	1,481	1,265
Cash settlements	(1,576)	(546)
Changes in liability for pre-existing warranties	(262)	(8)
Translation adjustment	(212)	289
Balance of warranty liability, end of period	$19,734	$11,205
Long-term warranty provision amounting to $2,586 and $1,807 as of March 31, 2026 and 2025, respectively is included within the Other non-current liabilities in the Condensed Consolidated Balance Sheets.
Chassis Pool Agreements
As of March 31, 2026, and December 31, 2025, chassis consigned inventory was approximately $77,502 and $119,091 respectively. The Company incurred $1,351 and $309 of interest expense related to the chassis on hand during the three months ended March 31, 2026 and 2025, respectively. For additional information regarding our chassis pool agreements, refer to our audited consolidated financial statements and footnotes in the Company’s Form 10-K. For further information regarding our chassis pool agreements, please refer to “Note 8 - Commitments and Contingent Liabilities” in the Company’s Form 10-K.
NOTE 8 – DEFINED BENEFIT PENSION PLANS

	Three Months Ended March 31,
	2026	2025
Service cost	$668	$607
Interest cost	509	388
Interest income	(1,219)	(1,058)
Amortization of net gain	(128)	(227)
Administrative expenses	51	44
Total Benefit cost	$(119)	$(246)

Index
The components of net periodic pension and other postretirement cost, other than service cost, are included in Other income (expense) in our Condensed Consolidated Statements of Operations.
NOTE 9 – DEBT
Debt consists of the following:

	March 31, 2026	December 31, 2025
Revolving credit facility, due 2030	$208,640	$191,819
Term loan, Facility A, due 2030	325,412	328,377
Shareholder loan	58,213	59,101
Other debt	36,604	15,661
Total debt	628,869	594,958
Less current portion of long-term debt	(67,911)	(46,908)
Total long-term debt	$560,958	$548,050
Term loan, Facility A, due 2030

Facility A is a multicurrency senior secured amortizing term loan facility with a total commitment amount of $350,000. The interest rate is variable defined based on the applicable reference rate (SOFR, SARON, EURIBOR), plus a margin. The margin increases with the Company’s leverage ratio. The average interest rate for the three months ended March 31, 2026 was 6.307%.

As of March 31, 2026, debt issuance costs of $4,532 are deferred and amortized based on the effective interest method and $267 have been written off for the three months ended March 31, 2026.

The Company is subject to certain customary covenants that prohibit the Company from incurring additional indebtedness, limit certain acquisitions, investments, advances or loans and restrict substantial asset sales (all subject to certain exceptions and baskets). In addition, the credit facilities agreement governing Facility A (the “New Credit Facilities Agreement”) also requires the Company to maintain certain financial ratios. For the current reporting period, the Company was required to maintain a leverage ratio that did not exceed 3.75x. The Company was in compliance with all covenants as of March 31, 2026 and December 31, 2025.

Revolving credit facility, due 2030

The New Credit Facilities Agreement also provides for a multicurrency senior secured revolving loan facility (the “Revolving Facility”) with a total commitment amount of up to $250,000. The interest rate is variable and based on the applicable a reference rate (SOFR, SARON, EURIBOR), plus a margin. The margin increases with the Company’s leverage ratio. The average interest rate for the three months ended March 31, 2026 was 6.253%.

As of March 31, 2026, debt issuance costs of $3,237 are deferred and amortized based on a straight-line basis over the term of the debt and $190 have been written off for the three months ended March 31, 2026.

The Company is subject to certain customary covenants that prohibit the Company from incurring additional indebtedness, limit certain acquisitions, investments, advances or loans and restrict substantial asset sales (all subject to certain exceptions and baskets). In addition, the New Credit Facilities Agreement also requires the Company to maintain certain financial ratios. For the current reporting period, the Company was required to maintain a leverage ratio that did not exceed 3.75x. The Company was in compliance with all covenants as of March 31, 2026 and December 31, 2025.

Shareholder loans
As of March 31, 2026 and December 31, 2025, there were subordinated shareholder loans totaling CHF13,563 (2026: $16,962, 2025: $17,110) and EUR15,000 (2026: $17,247, 2025: $17,626) from PCS Holding AG, as well as CHF10,000 (2026: $12,506, 2025: $12,615) and EUR10,000 (2026: $11,498, 2025: $11,750) from Gebuka AG. The loans are originally granted for a fixed term, but the term will be extended if the loan agreement is not terminated 90 days prior to the

Index
end date or if an extension agreement is signed. The change in the loan balance as of March 31, 2026 and December 31, 2025, is solely due to foreign exchange rate fluctuations. These shareholder loans were renewed and amended in connection with entry into the New Credit Facilities Agreement.
Other debt
In the first quarter of 2026, the Company entered into an uncommitted revolving credit facility with a maximum availability of $20,000 and maturity date February 9, 2027. The facility bears interest at variable rates based on applicable reference rates (e.g., SOFR, SARON or EURIBOR) plus a margin. The average interest rate for the three months ended March 31, 2026 was 5.923%. The agreement includes customary terms and conditions, including representations and warranties, events of default and covenants typical for facilities of this nature. The lender may cancel the facility any time on short notice. As of March 31, 2026, there was $20,000 outstanding under the facility. This debt is included in “Other debt” in the table above.

Off-balance sheet arrangements

The contingent liabilities include guarantees amounting to $19,234 and $20,246 as of March 31, 2026 and December 31, 2025, respectively. Through the normal course of bidding for and executing certain projects, the Company has entered into bid/performance bonds and surety bonds (collectively “performance bonds”) with various financial institutions. Customers can draw on such performance bonds if the Company does not fulfil its contractual obligations. If a performance bond is drawn, the Company would have an obligation to reimburse the financial institution for amounts paid. There have been no significant amounts reimbursed to financial institutions under these types of arrangements for the three months ended March 31, 2026 and 2025.
NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of AOCI, net of tax are as follows:

	March 31, 2026	March 31, 2025
Foreign currency translation adjustments	$10,408	$9,245
Pension benefits	18,322	26,391
Total accumulated other comprehensive income	$28,730	$35,636
NOTE 11 – EARNINGS PER SHARE
Basic earnings per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential outstanding shares of common stock during the period. Potential shares of common stock are calculated using the treasury-stock method and consist of incremental shares issuable upon the vesting of the equity classified restricted stock awards granted in June 2025, Aebi Schmidt restricted stock awards (“RSAs”) and the Aebi Schmidt restricted stock units (“RSUs”). The computation of both earnings per share is as follows:

Index

	Three months ended March 31,
	2026	2025
	(in thousands, except per share data)
Basic earnings per share:
Net income	$695	$2,075
Shares used in computation:
Weighted-average shares of common stock outstanding	77,106	40,352
Basic earnings per share	$0.01	$0.05

Diluted earnings per share:
Net income	$695	$2,075
Shares used in computation:
Weighted-average share of common stock outstanding	77,106	40,352
Effect of dilutive stock-based awards	300	—
Weighted-average number of shares	77,406	40,352
Diluted earnings per share	$0.01	$0.05
NOTE 12 – BUSINESS COMBINATION
On July 1, 2025 (“Acquisition Date”), the Company acquired all outstanding equity of Shyft, a niche market leader in specialty vehicle manufacturing and assembly for the commercial and recreational vehicle industries, pursuant to the Merger Agreement. For further information regarding the Merger please refer to “Note 1- Nature of Operations and Basis of Presentation”.

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

The total consideration transferred was approximately $443,103. The assets acquired and liabilities assumed were recorded at their fair values as of the Acquisition Date. The Shyft acquisition was accounted for using the acquisition method of accounting with the purchase price allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets include Brand, Technology, Customer relationships and Order backlog. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. In accordance with ASC 805-30-50-1(a), the goodwill recognized in this acquisition is attributed to several qualitative factors, including expected synergies from the integration of the operations of the acquiree and the acquirer, intangible assets that do not qualify for separate recognition, and other relevant factors. All of the goodwill has been assigned to the North America reporting unit, which is included in the North America reportable segment. Goodwill totaled $182,492 and is not deductible for tax purposes.

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

Index
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

The purchase price was comprised of the following:

Purchase price:
Aebi shares issued to Shyft shareholders on July 1, 2025 (1)	36,350,634
Shyft stock price on June 30, 2025 (2)	$12.54
Exchange ratio	1.04
Share consideration (36,350,634 number of shares issued at the Fair Value of $12.06 per share)	$438,235
Add: Cash paid for fractional shares	2
Add: Fair value of Shyft Equity awards allocated to pre-acquisition period (3)	4,866
Total purchase price	$443,103

(1)Includes vested Shyft Director RSU awards.
(2)The fair value of the share consideration and the replacement awards issued to Shyft employees was determined using Shyft’s stock price, as it was considered more reliably measurable than the stock price of Aebi Schmidt. The measurement was based on Shyft’s stock price as of June 30, 2025, the last trading day prior to delisting, which occurred on the Acquisition Date of July 1, 2025.
(3)Represents the estimated fair value of Shyft RSAs, Shyft RSUs (other than Shyft Director RSUs), and Shyft performance stock units (“PSUs”) attributable to pre-combination services. $501 of Shyft RSAs, $1,585 of Shyft RSUs, and $2,780 of Shyft PSUs are attributed to pre-combination service.

The total number of shares of Aebi Schmidt Common Stock issued as consideration, after adjusting for unvested RSAs, vested Director RSUs, and excluding fractional shares settled in cash, was 36,696,981 shares. This total comprises 36,350,634 shares issued to Shyft shareholders, of which 105,874 relating to Aebi Schmidt RSAs exchanged for Shyft RSAs that have not fully vested, and 346,347 shares that accelerated vesting upon a termination and change in control (double trigger provision). For further information regarding stock based compensation, please refer to “Note 13 - Stock Based Compensation and Equity” in the Company's Form 10-K.

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

The table below presents the preliminary purchase price allocation to the estimated fair value of identifiable assets acquired and liabilities assumed as of the Acquisition Date. Measurement period adjustments were based upon information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of the amounts recognized at that date. In the fourth quarter of 2025, the Company recorded measurement period adjustments to cash and cash equivalents, other current liabilities and accrued expenses, and intangible assets. We also adjusted deferred tax liabilities in the fourth quarter of 2025 to reflect measurement‑period refinements to our estimated deferred tax calculation. In the first quarter of 2026, the Company recorded measurement period adjustments to other current liabilities and accrued expenses. The offset to these adjustments were recorded as a net decrease to goodwill.

The purchase price allocation to the fair value of assets acquired and liabilities assumed is as follows:

	Purchase Price Allocation	Measurement Period Adjustments	Purchase Price Allocation (As Adjusted)
Fair value of identifiable assets and liabilities:
Cash and cash equivalents	$19,905	$(539)	$19,366

Index

Accounts receivable	84,121		84,121
Contract assets	44,559		44,559
Inventories	91,117		91,117
Prepaid expenses and other current assets	8,191		8,191
Total current assets	247,893	(539)	247,354
Property, plant and equipment	101,832		101,832
Goodwill	193,960	(11,468)	182,492
Intangible assets	181,104	1,682	182,786
Right of use assets operating leases	47,347		47,347
Other assets	1,317		1,317
Total Assets	$773,453	$(10,325)	$763,128

Accounts payable	$80,844		$80,844
Accrued warranty	6,782		6,782
Accrued compensation and related taxes	11,174		11,174
Contract liabilities	9,123		9,123
Operating lease liability	9,221		9,221
Other current liabilities and accrued expenses	25,574	4,223	29,797
Current portion of long-term debt	452		452
Current liabilities	$143,170	$4,223	$147,393
Other non-current liabilities	12,205		12,205
Long-term operating lease liability	34,346		34,346
Long-term debt, less current portion	120,344		120,344
Deferred tax liabilities	20,285	(14,548)	5,737
Total liabilities	330,350	(10,325)	320,025
Total fair value allocation of purchase price	$443,103	$—	$443,103

The value of accounts receivables acquired approximates the gross contractual amount of accounts receivable. The contractual amount not expected to be collected is immaterial.

As part of the business combination, the Company recognized contingent liabilities of $8,246 related to certain commitments. The Company measured these contingencies at fair value and the liabilities reflect management's best estimate of future payments related to these arrangements, which depends on final negotiated terms following the acquisition. The valuation incorporates probability-weighted scenarios based on expected outcomes. The Company continues to monitor these arrangements and will adjust the fair value as necessary in future reporting periods.

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

Index

Order backlog	4,949	1	1
	$182,786		15

The Company amortizes the Brand, Technology, Customer relationships and Order backlog utilizing a straight-line approach.

For the three months ended March 31, 2026, Shyft generated revenue of $186,304 and operating income of $1,652, which are included in the accompanying condensed consolidated financial statements.

The Company has applied the practical expedient in ASC 805-20-30-29 for contract assets and contract liabilities acquired in the business combination. Acquired contract assets and liabilities in the scope of ASC 606 are an exception to the ASC 805 fair value measurement principle and were measured as if Aebi Schmidt had originated the acquired contract. For each contract Aebi Schmidt reassessed the identification of performance obligations, determination of transaction price, allocation of transaction price, and measure of progress for each performance obligation as if Aebi Schmidt has been party to the original contract and recognized the resulting contract asset or liability as an asset acquired or a liability assumed. The application of this expedient aligns with the acquiree’s historical accounting and is not expected to materially affect the condensed consolidated financial statements. The Company continues to evaluate the impact of these items in subsequent periods as part of its ongoing revenue recognition processes.

Supplemental Pro Forma (unaudited)

The following table summarizes the unaudited supplemental pro forma financial information for the three-month period ended March 31, 2025, as if the acquisition was completed on January 1, 2025. The unaudited pro forma information was prepared in accordance with the requirements of ASC 805. Pro forma adjustments have been made to reflect the impact of incremental non-recurring acquisition-related adjustments, including transaction costs of $10,122, cash retention awards of $2,022, share-based compensation of $1,390, employee severance of $15,140 and adjustment related to fair value step-up to inventory of $936. The adjustments also include the interest expense related to the debt modification, amortization of acquired intangible assets and lease remeasurement, depreciation of the fair-valued tangible assets, and the related tax effects of these adjustments.

(In thousands amounts)	Three Months Ended March 31, 2025
Revenue	$452,522
Net loss	$(27,595)

The unaudited supplemental pro forma financial information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed on January 1, 2025, nor is it necessarily indicative of future operating results of the combined entity. The unaudited pro forma financial information for the three-month period ended March 31, 2025, is a result of combining the consolidated income statement of the Company with the results of the net assets acquired from Shyft. The pro forma results do not include any cost savings and synergies anticipated as a result of the transaction. We believe the estimates and assumptions are reasonable, and the relative effects of the transaction are properly reflected.

NOTE 13 – SEGMENTS
The Company identifies its operating and reportable segments based on the management structure and the financial data utilized by the chief operating decision maker (“CODM”), which was determined to be the Board of Directors, to assess segment performance and allocate resources among the operating units.
The Company’s segment reporting policy identifies two operating segments, North America, and Europe and the Rest of the World, (“ROW”), as reportable segments. Financial results for each segment are presented separately to provide transparency and insight into the performance and resources of each geographic area, consistent with how the CODM reviews and assesses the Company’s operations.
The CODM evaluates the performance of their reportable segments based on Segment Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which is defined as net income before interest, taxes, depreciation, and

Index
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
Sales and other financial information by reportable segment for the three months ended March 31, 2026, and March 31, 2025, are as follows:

	Three Months Ended March 31, 2026
	Segment
	North America	Europe and ROW	Total
New Business	$300,676	$80,994	$381,670
After Sales	36,646	37,229	73,875
Segment sales	$337,322	$118,223	$455,545

Depreciation and amortization expense	$12,215	$1,588	$13,803
Segment assets	$1,498,765	$508,350	$2,007,115
Capital expenditures	$867	$1,099	$1,966

	Three Months Ended March 31, 2025
	Segment
	North America	Europe and ROW	Total
New Business	$130,256	$72,652	$202,908
After Sales	17,035	29,243	46,278
Segment sales	$147,291	$101,895	$249,186

Depreciation and amortization expense	$5,139	$1,486	$6,625
Segment assets	$696,745	$420,346	$1,117,091
Capital expenditures	$2,157	$963	$3,120

Index
Segment Adjusted EBITDA is as follows:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	North America	Europe and ROW	North America	Europe and ROW
Sales	$337,322	$118,223	$147,291	$101,895
Cost of products sold	276,035	92,121	116,909	78,971
Research and development	1,633	5,068	601	4,026
Selling, general and administrative	39,322	19,225	12,534	18,190
Other segment items(1)	(6,031)	(4,945)	(1,789)	(1,533)
Segment Adjusted EBITDA	$26,363	$6,754	$19,036	$2,241
(1)Other segment items include, other operating income and expenses, other income and expenses, depreciation and amortization, transaction related expenses, non-service cost related pension expense and legacy plan, foreign exchange gain on external debts and other non-recurring.
The reconciliation of total Segment Adjusted EBITDA to Income before income taxes as follows:

	Three Months Ended March 31,
	2026	2025
Total Segment Adjusted EBITDA	$33,117	$21,277
Interest expense	(11,350)	(6,503)
Foreign exchange losses on external debt	(300)	(982)
Depreciation and amortization	(13,803)	(6,625)
Restructuring and other related expenses	(915)	(374)
Transaction related expenses	—	(4,643)
Integration costs	(3,301)	—
Settlement of acquisition	(434)	(412)
Pension related income, net	776	929
Legal matters	(1,427)	—
Change in provision for contingencies	288	210
Non-cash stock-based compensation expenses	(535)	—
Other non-operating one-off items	(957)	(28)
Income before income taxes	$1,159	$2,849

Index
The following table presents sales disaggregated by geography which exceed 10% of total sales:

	Three Months Ended March 31,
	2026	2025
U.S.	$328,238	$134,448
Switzerland	13,290	11,205
Other	114,017	103,533
Total sales	$455,545	$249,186

	Three Months Ended March 31,
	2026	2025
U.S.	72.1%	54.0%
Switzerland	2.9%	4.5%
Other	25.0%	41.5%
Total sales	100.0%	100.0%
The following table presents assets disaggregated by geography that exceeds 10% of total assets:

	As of
	March 31, 2026	December 31, 2025
U.S.	$1,471,399	$1,495,145
Switzerland	210,818	177,549
Other	324,898	335,585
Total assets	$2,007,115	$2,008,279

	As of
	March 31, 2026	December 31, 2025
U.S.	73.3%	74.4%
Switzerland	10.5%	8.8%
Other	16.2%	16.8%
Total assets	100.0%	100.0%

Index
Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion and analysis of the financial condition and results of operations of Aebi Schmidt should be read together with Aebi Schmidt’s unaudited condensed consolidated financial statements, and the related notes thereto, included elsewhere in this Quarterly Report. Unless the context requires otherwise, references to “Aebi Schmidt” in this section of the Quarterly Report refer to Aebi Schmidt and its consolidated subsidiaries. The information presented herein is based on management’s perspective of Aebi Schmidt’s results of operations. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of Aebi Schmidt’s control. Aebi Schmidt’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the section following the cover page to this Quarterly Report entitled “Forward-Looking Statements”, and Part II, Item 1A of this Quarterly Report (Risk Factors), as well as the section entitled “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”).

Overview
Aebi Schmidt is a provider of innovative technical products for cleaning and clearing traffic areas as well as mowing green spaces in particularly challenging terrain. The range of products include vehicles, attachable and demountable devices for individual vehicle equipment as well as related services. In addition, the Company manufactures and assembles specialty vehicles for commercial and recreational applications, including walk-in vans, truck bodies for last-mile delivery, vocation-specific upfit solutions, and luxury motorhome chassis. It also offers replacement parts, repair, maintenance, and refurbishment services for these vehicles. Aebi Schmidt covers the European and North American markets with its own sales organizations while clients outside of these markets are served either directly by the exporting subsidiary or indirectly by the worldwide dealer network.

On July 1, 2025, Aebi Schmidt acquired 100% of the outstanding equity interests of The Shyft Group, Inc. (“Shyft”), a niche market leader in specialty vehicle manufacturing and assembly for the commercial and recreational vehicle industries, through a merger (the “Merger”). The Merger involved 100% of the voting equity interests of Shyft, with the primary reasons for the combination being to enhance our product offerings in specialty vehicle solutions, develop our market share in North America, and to leverage Shyft's innovative design and manufacturing capabilities.

Aebi Schmidt operates in two reportable segments, which consist of (i) North America and (ii) Europe and the Rest of the World (“ROW”). Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results we may achieve for the full year ending December 31, 2026.

North America

Aebi Schmidt North America segment offers a wide range of vehicles, equipment, and services primarily across four of our five lines of business: Airport & Chassis, Commercial Trucks, Goods Transport, and Municipal. Aebi Schmidt operates as a key player in providing innovative solutions for snow removal, street cleaning, and other essential services that enhance infrastructure and public safety. The Merger with Shyft in July 2025 allowed Aebi Schmidt to penetrate additional markets and product lines, as well as combine Aebi Schmidt’s commercial business with Shyft’s fleet and commercial business, optimizing Aebi Schmidt’s purchasing and production capacity.

Europe and the ROW

In Europe and the ROW, Aebi Schmidt offers a wide range of vehicles, equipment and services primarily across three of our five lines of business: Airport & Chassis, Municipal and Agriculture. Aebi Schmidt has long-lasting relationships with airports and municipalities across Europe and with international customers. Aebi Schmidt offers a wide range of products tailored to European and international markets, including snowplows, street sweepers, multifunctional vehicles, and specialized equipment for airport operations. Aebi Schmidt has established a strong reputation for quality and reliability, with innovative solutions that enhance efficiency and sustainability through its technological features.

Key Performance Indicators
Aebi Schmidt reviews the following key performance indicators on a regular basis in order to evaluate the financial and operating performance of its business, identify trends affecting its performance, prepare financial projections, and make strategic decisions. Aebi Schmidt’s key performance indicators are not based on any standardized industry

Index
methodology and are not necessarily calculated in the same manner or comparable to similarly titled measures presented by other companies. Similarly, Aebi Schmidt’s key metrics may differ from estimates published by third parties or from similarly titled metrics of its competitors due to differences in methodology. The numbers that Aebi Schmidt uses to calculate its key performance indicators are based on internal data. While these numbers are based on what Aebi Schmidt believes to be reasonable judgments and estimates for the applicable period of measurement, there are inherent challenges in measuring usage and engagement. Increases or decreases in Aebi Schmidt’s key performance indicators may not correspond with increases or decreases in its revenue. Aebi Schmidt regularly reviews and may adjust its processes for calculating its internal metrics to improve their accuracy. In addition to the key performance indicators summarized below, Aebi Schmidt also evaluates certain non-GAAP financial measures (i.e., Adjusted EBITDA and Adjusted EBITDA margin), which are further summarized in the Non-GAAP Financial Measures section below.

The following table presents a summary of Aebi Schmidt’s key performance indicators for the three months ended March 31, 2026 and March 31, 2025.

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Sales	$455,545	$249,186
Net income	671	2,062
Net income margin	0.15%	0.8%
Adjusted EBITDA(1)	33,117	21,277
Adjusted EBITDA margin(1)	7.27%	8.5%
Net cash used in operating activities	(17,739)	(26,561)
(1)Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. See the section titled “Non-GAAP Financial Measures” below for the definitions of these measures and the reconciliations to the most directly comparable U.S. GAAP financial measure.
Results of Operations
Three months ended March 31, 2026 compared with three months ended March 31, 2025

Index
Results for Aebi Schmidt for the three months ended March 31, 2026, compared to results for the three months ended March 31, 2025.

	For the Three Months Ended March 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Sales	$455,545	$249,186	$206,359	83%
Cost of products sold	(368,156)	(195,880)	(172,276)	88%
Gross profit	87,389	53,306	34,083	64%
Operating expenses:
Research and development	(6,701)	(4,627)	(2,074)	45%
Selling, general and administrative	(58,547)	(30,724)	(27,823)	91%
Amortization of purchased intangibles	(8,052)	(3,574)	(4,478)	125%
Other operating income	1,279	13	1,266	n.m.
Total operating expenses	(72,021)	(38,912)	(33,109)	85%
Operating income	15,368	14,394	974	7%
Other income (expense):
Interest expense	(11,350)	(6,503)	(4,847)	75%
Other income (expense)	(2,859)	(5,042)	2,183	(43)%
Total other income (expense)	(14,209)	(11,545)	(2,664)	23%
Income before income taxes	1,159	2,849	(1,690)	(59)%
Income tax (expense) benefit	(488)	(787)	299	(38)%
Net income	671	2,062	(1,391)	(67)%
Less: Net income (loss) attributable to non-controlling interest	(24)	(13)	(11)	85%
Net income attributable to Aebi Schmidt Holding AG	$695	$2,075	$(1,380)	(67)%
n.m. – not meaningful
Sales
Sales increased by $206.3 million, or 83%, to $455.5 million in the three months ended March 31, 2026, from $249.2 million in the three months ended March 31, 2025. The increase in sales was primarily driven by sales attributed to Shyft of $186.3 million, an increase in new business sales of $10.1 million, and an increase in after sales of $9.9 million.

Cost of products sold
Cost of products sold increased by $172.3 million, or 88%, to $368.2 million in the three months ended March 31, 2026, from $195.9 million in the three months ended March 31, 2025. The increase in cost of products sold was primarily driven by $156.8 million in costs attributable to Shyft, an increase of $9.7 million in costs related to new business sales, and an increase of $5.7 million in costs related to after sales.

Research and development expense
Research and development expense increased by $2.1 million, or 45%, to $6.7 million in the three months ended March 31, 2026, from $4.6 million in the three months ended March 31, 2025 primarily driven by an increase of $1.0 million in activity attributable to Shyft and the development of product solutions.

Selling, general and administrative expense
Selling, general and administrative expense increased by $27.8 million, or 91%, to $58.5 million in the three months ended March 31, 2026, from $30.7 million in the three months ended March 31, 2025. The increase in selling, general and administrative expense was primarily driven by an increase of $22.3 million in costs attributable to Shyft, an increase in sales department costs of $2.2 million, an increase in finance department costs of $1.6 million, and an increase in IT costs of $1.3 million.

Index
Amortization of purchased intangibles
Amortization of purchased intangibles increased by $4.5 million, or 125%, to $8.1 million in the three months ended March 31, 2026, from $3.6 million in the three months ended March 31, 2025. The increase is primarily attributable to amortization of $4.5 million related to the intangible assets acquired as part of the Merger with Shyft.

Other operating (income) expense
Other operating income increased by $1.3 million to $1.3 million in the three months ended March 31, 2026, from other operating income of $0.0 million in the three months ended March 31, 2025. The increase in other operating income was primarily driven by an increase of net foreign exchange gains of $1.0 million and an increase in other income net of other expense of $0.3 million.

Interest expense
Interest expense increased by $4.9 million, or 75%, to $11.4 million in the three months ended March 31, 2026, from $6.5 million in the three months ended March 31, 2025. The increase in interest expense was primarily driven by an increase in interest expense attributable to Aebi Schmidt of $3.6 million, the incurrence of $0.5 million in costs related to the debt refinancing in connection with the Merger, and an increase in interest expense attributable to Shyft of $0.8 million.

Other income (expense)
Other expense decreased by $2.1 million to $2.9 million in the three months ended March 31, 2026, from other expense of $5.0 million in the three months ended March 31, 2025. The decrease in other expense was primarily driven by a decrease in transaction related expense of $4.6 million and decreases in net foreign exchange losses on financial positions of $0.7 million, partially offset by the incurrence of integration costs of $2.0 million and costs of legal proceedings and settlements of $1.4 million.

Income tax (expense) benefit
Income tax expense decreased by $0.3 million, or 38%, to $0.5 million in the three months ended March 31, 2026, from income tax expense of $0.8 million in the three months ended March 31, 2025. The decrease in income tax expense was primarily driven by lower taxable income in the three months ended March 31, 2026.

Segment Results of Operations
Aebi Schmidt operates its business as two reportable segments: (i) North America and (ii) Europe and ROW. Both segments operate separately with limited cross-selling activities. The information below includes Sales and Adjusted EBITDA by reportable segment, consistent with information presented for financial reporting purposes in Note 13 to Aebi Schmidt’s unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Three Months Ended March 31, 2026 compared with three months ended March 31, 2025

	For the Three Months Ended March 31, 2026
(in thousands)	North America	Europe and the Rest of the World	Total
Segment sales	$337,322	$118,223	$455,545
Segment Adjusted EBITDA	$26,363	$6,754	$33,117

	For the Three Months Ended March 31, 2025
	North America	Europe and the Rest of the World	Total
Segment sales	$147,291	$101,895	$249,186
Segment Adjusted EBITDA	$19,036	$2,241	$21,277
North America
Sales for Aebi Schmidt’s North America segment increased by $190.0 million, or 129.0%, to $337.3 million in the three months ended March 31, 2026, from $147.3 million in the three months ended March 31, 2025. The increase in sales

Index
was primarily driven by sales attributable to Shyft of $186.3 million, an increase in sales of new products of $1.8 million, and an increase in after sales of $1.9 million.

Adjusted EBITDA for Aebi Schmidt’s North America segment increased by $7.3 million, or 38.5%, to $26.4 million for the three months ended March 31, 2026, from $19.0 million for the three months ended March 31, 2025. The increase in Adjusted EBITDA was primarily driven by the addition of $10.6 million in activity attributable to Shyft, along with an increase in segment gross margin of $1.4 million, partially offset by an increase in selling, general and administrative expenses of $4.5 million, and a decrease in other segment items of $0.2 million.

Europe and ROW
Sales for Aebi Schmidt’s Europe and ROW segment increased by $16.3 million, or 16.0%, to $118.2 million in the three months ended March 31, 2026, from $101.9 million in the three months ended March 31, 2025. The increase in sales was driven by an increase in sales of new products of $8.3 million and an increase in after sales of $8.0 million.

Adjusted EBITDA for Aebi Schmidt’s Europe and ROW segment increased by $4.5 million, or 201.4%, to $6.8 million in the three months ended March 31, 2026, from $2.2 million in the three months ended March 31, 2025. The increase in Adjusted EBITDA was driven by an increase in segment gross margin of $3.2 million and an increase in other segment items of $3.4 million, partially offset by an increase in research and development expense of $1.0 million and an increase in selling, general and administrative expenses of $1.0 million.

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

Aebi Schmidt defines Adjusted EBITDA as net income before interest, taxes, depreciation, and amortization, further adjusted for foreign exchange gains and losses on external debt, restructuring and other related expenses, transaction related expenses, integration costs, bargain purchase gains on acquisitions, changes in repurchase liabilities for Aebi Schmidt’s employee share plan, non-service cost related pension expenses, legacy legal matters, sales executive transition costs, changes in provisions for contingencies, and other non-recurring items. Aebi Schmidt defines Adjusted EBITDA margin as a ratio of Adjusted EBITDA as a percentage of sales. Management uses Adjusted EBITDA to assess Aebi Schmidt’s financial performance because it allows management and stakeholders to compare its operating performance on a consistent basis across periods by removing the effects of its capital structure (such as varying levels of interest expense and income), asset base (such as depreciation and amortization) and other items (such as non-recurring costs) that impact the comparability of financial results from period to period.

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

Index

	For the Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Net income	$671	$2,062
Adjusted for:
Income tax (benefit) expense	488	787
Interest expense	11,350	6,503
Foreign exchange (gain) / losses on external debt	300	982
Depreciation and amortization	13,803	6,625
Restructuring and other related expenses	915	374
Transaction related expenses	—	4,643
Integration costs	3,301	—
Settlement of acquisition	434	412
Pension related income, net	(776)	(929)
Legal matters	1,427	—
Change in provision for contingencies	(288)	(210)
Non-cash stock-based compensation expense	535	—
Other non-operating one-off items	957	28
Adjusted EBITDA	$33,117	$21,277
Sales	$455,545	$249,186
Net Income Margin	0.15%	0.8%
Adjusted EBITDA Margin	7.27%	8.5%
Liquidity and Capital Resources
Aebi Schmidt’s primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs and debt service requirements. Aebi Schmidt’s principal sources of liquidity are cash flows from operating activities, its revolving credit facility (the “Revolving Credit Facility”) and other debt issuances, and existing cash balances of $115.9 million as of March 31, 2026. Aebi Schmidt actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash.

As of March 31, 2026, Aebi Schmidt had $441.9 million of net working capital (i.e., current assets minus current liabilities) compared to $416.5 million of net working capital as of December 31, 2025.

Aebi Schmidt believes that its available liquidity will be sufficient to meet its current obligations for a period of at least 12 months from the date of the filing of this Quarterly Report and the foreseeable future thereafter, and its liquidity will be sufficient to finance its operating and capital needs, including day to day operations, capital expenditures, research and development, investments in information technology systems, dividends and potential future acquisitions.

Index
Cash Flows
Aebi Schmidt’s cash flows from operating, investing and financing activities, as reflected in the Aebi Schmidt Condensed Consolidated Statements of Cash Flows are summarized in the following table:

	For the Three Months Ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Net cash used in operating activities	(17,739)	(26,561)	$8,822	(33%)
Net cash used in investing activities	(1,055)	(3,108)	2,053	(66%)
Net cash provided by financing activities	36,830	11,442	25,388	222%
Effect of exchange rate changes on cash and cash equivalents	(662)	872	(1,534)	(176%)
Net increase (decrease) in cash and cash equivalents	17,374	(17,355)	34,729	(200%)
Cash and cash equivalents at beginning of the period	98,512	65,173	33,339	51%
Cash and cash equivalents at end of the period	$115,886	$47,818	$68,068	142%
Net cash used in operating activities
Net cash used in operating activities decreased by $8.8 million, or 33%, to $17.7 million in the three months ended March 31, 2026, from cash used in operating activities of $26.6 million in the three months ended March 31, 2025. The decrease in net cash used in operating activities was primarily driven by a decrease in net income of $1.4 million, an increase of $12.4 million in inventory levels, a decrease in accounts payable of $29.6 million due to efficient liquidity management while increasing purchases of raw materials, a decrease in income tax payable and receivable of $1.6 million and a decrease in accrued compensation and related taxes of $3.2 million. These decreases were primarily offset by an increase in collection of accounts receivable and contract assets of $34.7 million, an increase in depreciation and amortization expense of $7.2 million, an increase in other assets and liabilities of $7.7 million, an increase in contract liabilities of $5.9 million, and an increase in deferred taxes of $0.9 million.

Net cash used in investing activities
Net cash used in investing activities decreased by $2.0 million, or 66%, to $1.1 million in the three months ended March 31, 2026, from cash used in investing activities of $3.1 million in the three months ended March 31, 2025. The decrease was primarily driven by a decrease in cash spent on purchases of property, plant and equipment of $1.2 million and an increase on proceeds from sale of property, plant and equipment of $0.9 million.

Net cash provided by financing activities
Net cash provided by financing activities increased by $25.4 million, or 222%, to $36.8 million in the three months ended March 31, 2026, from $11.4 million in the three months ended March 31, 2025. The increase was primarily driven by an increase of proceeds, net of payments, of $23.9 million from long-term debt and a decrease in deferred payments made related to historical transactions of $4.8 million. The increase was partially offset by an increase in dividend payments of $2.0 million and the exercise and vesting of stock incentive awards of $1.2 million.

Index
Debt

In thousands	March 31, 2026	December 31, 2025
Revolving credit facility, due 2030	$208,640	$191,819
Term loan, Facility A, due 2030	325,412	328,377
Shareholder loan	58,213	59,101
Other debt	36,604	15,661
Total debt	628,869	594,958
Less current portion of long-term debt	(67,911)	(46,908)
Total long-term debt	$560,958	$548,050
Term loan, Facility A, due 2030
Facility A is a multicurrency senior secured amortizing term loan facility with a total commitment amount of $350.0 million. The interest rate is variable defined based on the applicable reference rate (SOFR, SARON, EURIBOR), plus a margin determined by the Company’s leverage ratio. The average interest rate for the three months ended March 31, 2026 was 6.307%.

As of March 31, 2026, debt issuance costs of $4.5 million are deferred and amortized based on the effective interest method and $0.3 million have been written off for the three months ended March 31, 2026 due to the debt modification accounting.

The Company is subject to certain customary covenants that prohibit the Company from incurring additional indebtedness, limit certain acquisitions, investments, advances or loans and restrict substantial asset sales (all subject to certain exceptions and baskets). In addition, credit facilities agreement governing Facility A (the “New Credit Facilities Agreement”) also requires the Company to maintain certain financial ratios. For the current reporting period, the Company was required to maintain a leverage ratio that did not exceed 3.75x. The Company was in compliance with all covenants as of March 31, 2026 and December 31, 2025.

Revolving Credit Facility, due 2030

The New Credit Facilities Agreement also provides for the Revolving Facility, which is a multicurrency senior secured revolving loan facility with a total commitment amount of up to $250.0 million. The interest rate is variable and based on the applicable a reference rate (SOFR, SARON, EURIBOR), plus a margin determined by the Company’s leverage ratio. The average interest rate for the three months ended March 31, 2026 was 6.253%.

As of March 31, 2026, debt issuance costs of $3.2 million are deferred and amortized based on a straight-line basis over the term of the debt and $0.2 million have been written off for the three months ended March 31, 2026 due to the debt modification accounting.

The Company is subject to certain customary covenants that prohibit the Company from incurring additional indebtedness, limit certain acquisitions, investments, advances or loans and restrict substantial asset sales (all subject to certain exceptions and baskets). In addition, the New Credit Facilities Agreement also requires the Company to maintain certain financial ratios. For the current reporting period, the Company was required to maintain a leverage ratio that did not exceed 3.75x. The Company was in compliance with all covenants as of March 31, 2026 and December 31, 2025.

Shareholder loans
As of March 31, 2026 and December 31, 2025, there were subordinated shareholder loans totaling CHF13.6 million (2026: $17.0 million, 2025: $17.1 million) and EUR15.0 million (2026: $17.2 million, 2025: $17.6 million) from PCS Holding AG, as well as CHF10.0 million (2026: $12.5 million, 2025: $12.6 million) and EUR10.0 million (2026: $11.5 million, 2025: $11.8 million) from Gebuka AG.

Index
The loans are originally granted for a fixed term, but the term will be extended if the loan agreement is not terminated 90 days prior to the end date or if an extension agreement is signed. The change in the loan balance as of March 31, 2026 and December 31, 2025, is solely due to foreign exchange rate fluctuations. These shareholder loans were renewed and amended in connection with the New Credit Facilities Agreement.

Other debt
In the first quarter of 2026, the Company entered into an uncommitted revolving credit facility with a maximum availability of $20.0 million and maturity date February 9, 2027. The facility bears interest at variable rates based on applicable reference rates (e.g., SOFR, SARON or EURIBOR) plus a margin. The average interest rate for the three months ended March 31, 2026 was 5.923%. The agreement includes customary terms and conditions, including representations and warranties, events of default and covenants typical for facilities of this nature. The lender may cancel the facility any time on short notice. As of March 31, 2026, there was $20.0 million outstanding under the facility. This debt is included in “Other debt” in the table above.

Contingent Liabilities

Changes in Aebi Schmidt’s warranty liability during the three-month periods ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Balance of warranty liability, beginning of period	$20,303	$10,205
Accruals for current period sales	1,481	1,265
Cash settlements	(1,576)	(546)
Changes in liability for pre-existing warranties	(262)	(8)
Translation adjustment	(212)	289
Balance of warranty liability, end of period	$19,734	$11,205
Aebi Schmidt’s long-term warranty provisions amounting to $2.6 million and $1.8 million for the three-month periods ended March 31, 2026 and 2025, respectively, are included within other non-current liabilities on its Condensed Consolidated Balance Sheet.

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

Off-Balance Sheet Arrangements
The contingent liabilities include guarantees amounting to $19.2 million and $20.2 million as of March 31, 2026 and December 31, 2025, respectively. Through the normal course of bidding for and executing certain projects, Aebi Schmidt has entered into bid/performance bonds and surety bonds (collectively “performance bonds”) with various financial institutions. Customers can draw on such performance bonds if Aebi Schmidt does not fulfil its contractual obligations. If a performance bond is drawn, Aebi Schmidt would have an obligation to reimburse the financial institution for amounts paid. There have been no significant amounts reimbursed to financial institutions under these types of arrangements for the three months ended March 31, 2026 and 2025.

Index
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies during the three months ended March 31, 2026. Refer to the Company's Form 10-K for a summary of our policies.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Aebi Schmidt is exposed to market risks in the ordinary course of business, which primarily relate to fluctuations in foreign currency exchange and commodity prices. Since December 31, 2025, there have been no material changes in our foreign currency exposures, which is incorporated herein by reference, commodity prices, or interest rates. For a discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” in the Form 10-K, which is incorporated herein by reference.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on that evaluation as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Previously Identified Material Weakness in Internal Control over Financial Reporting

As previously disclosed in Aebi Schmidt’s Annual Report on Form 10-K for the year ended December 31, 2025, management identified material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Aebi Schmidt’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Aebi Schmidt’s management identified the following material weaknesses in its internal control over financial reporting:
i.A lack of designing and maintaining an effective control environment commensurate with Aebi Schmidt’s financial reporting requirements due to an insufficient number of professionals with an appropriate level of internal controls and technical U.S. GAAP knowledge, experience, and training to appropriately analyze, record, and disclose accounting matters, including complex, non-routine transactions accurately and timely.
ii.A lack of maintaining formal accounting policies and procedures and designing and maintaining controls related to significant accounts and disclosures to achieve complete, accurate, and timely financial accounting, reporting, and disclosures.
iii.A lack of consistently establishing appropriate authorities and responsibilities related to the segregation of duties in Aebi Schmidt's finance and accounting functions.
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
The above control deficiencies did not result in a material misstatement to the financial statements. However, the IT general control deficiencies could affect the maintenance of effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports), which

Index
could result in misstatements that potentially impact all financial statement accounts and disclosures that would not be prevented or detected.

Remediation Plan

Aebi Schmidt’s management has a remediation plan to remediate the material weaknesses and will continue to evaluate the effectiveness of these remediation efforts.
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

Management will continue to evaluate the effectiveness of these remediation efforts and will not consider the material weaknesses remediated until applicable controls are operational for a sufficient period, and management concludes through testing that these controls are operating effectively.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Index
PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
As of the date of this Quarterly Report, Aebi Schmidt is party, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of its businesses. Aebi Schmidt’s management does not currently expect its financial position, future operating results or cash flows to be materially affected by the final outcome of these legal proceedings.
Item 1A.    Risk Factors.
We have included in Part I, Item 1A of the Form 10-K for the year ended December 31, 2025, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). There have been no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2025 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not make any unregistered sales of equity securities during the first quarter of 2026.
Item 5.    Other Information.
Rule 10b5-1
During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

Date: May 14, 2026	Aebi Schmidt Holding AG

	By:	/s/ Barend Fruithof
	Name:	Barend Fruithof
	Title:	Group CEO

	By:	/s/ Marco Portmann
	Name:	Marco Portmann
	Title:	Group CFO