Form 10-Q
period 2026-06-30
Aebi Schmidt Holding AG
filed 2026-08-13
CIK 2048519

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
(Registrant’s telephone number, including area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).   ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 7, 2026
Common Stock	77,603,247 shares

Index
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains some statements that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve important known and unknown risks, uncertainties and other factors and generally can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “will,” “should” or similar expressions or words. Aebi Schmidt Holding AG’s (“Aebi Schmidt,” the “Company,” “we,” “us” or “our”) future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.
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

Index
INDEX
PART I—FINANCIAL INFORMATION

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$109,734	$98,512
Accounts receivable, less allowance for credit losses of $395 and $505	276,267	310,755
Contract assets	92,868	82,342
Inventories	380,154	346,423
Prepaid expense and other current assets	38,010	39,698
Total current assets	897,033	877,730
Property, plant and equipment, net	160,459	167,899
Goodwill	409,092	403,147
Intangible assets, net	320,261	334,726
Deferred tax assets	5,687	5,910
Right of use assets operating leases	170,881	167,162
Other assets	52,298	51,705
TOTAL ASSETS	$2,015,711	$2,008,279

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$207,281	$234,642
Accrued warranty	16,267	17,669
Accrued compensation and related taxes	30,392	36,957
Contract liabilities	26,791	19,856
Operating lease liabilities	18,262	18,856
Other current liabilities and accrued expenses	87,272	86,366
Current portion of long-term debt	66,336	46,908
Total current liabilities	452,601	461,254
Other non-current liabilities	14,812	15,308
Long-term operating lease liabilities	150,632	144,401
Long-term debt, less current portion	493,751	488,949
Long-term loans from shareholders	57,592	59,101
Deferred tax liabilities	22,029	24,315
Total liabilities	1,191,417	1,193,328
Commitments and contingent liabilities
Shareholders' Equity:
Common stock, $1.00 par value: 79,300,000 and 79,300,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; and 77,216,828 and 76,998,754 shares outstanding as of June 30, 2026 and December 31, 2025, respectively.	77,217	76,999
Additional paid-in capital	654,231	652,425
Treasury shares, at cost	(257)	(257)
Retained earnings	64,865	57,551
Accumulated other comprehensive income	28,248	28,183
Total Shareholders’ equity attributable to Aebi Schmidt Holding AG	824,304	814,901
Non-controlling interest	(10)	50
Total Shareholders’ equity	824,294	814,951
TOTAL LIABILITIES AND EQUITY	$2,015,711	$2,008,279

Index
See accompanying Notes to Condensed Consolidated Financial Statements
(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025, see Note 1 - Nature of Operations and Basis of Presentation)

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales	$496,408	$277,743	$951,953	$526,929
Cost of products sold	(399,116)	(220,911)	(767,272)	(416,791)
Gross profit	97,292	56,832	184,681	110,138

Operating expenses:
Research and development	(6,438)	(5,432)	(13,139)	(10,059)
Selling, general and administrative	(55,702)	(33,574)	(114,249)	(64,298)
Amortization of purchased intangibles	(8,414)	(3,574)	(16,466)	(7,148)
Other operating income (expense)	302	(393)	1581	(380)
Total operating expenses	(70,252)	(42,973)	(142,273)	(81,885)

Operating income	27,040	13,859	42,408	28,253

Other income (expense):
Interest expense	(11,126)	(9,303)	(22,476)	(15,806)
Other income (expense)	(592)	(7,768)	(3,451)	(12,810)
Total other income (expense)	(11,718)	(17,071)	(25,927)	(28,616)

Income (loss) before income taxes	15,322	(3,212)	16,481	(363)
Income tax (expense) benefit	(4,848)	890	(5,336)	103
Net income (loss)	10,474	(2,322)	11,145	(260)
Less: Net income (loss) attributable to non-controlling interest	(36)	(12)	(60)	(25)

Net income (loss) attributable to Aebi Schmidt Holding AG	$10,510	$(2,310)	$11,205	$(235)

Earnings (loss) per share
Basic earnings (loss) per share	$0.14	$(0.06)	$0.15	$(0.01)
Diluted earnings (loss) per share	$0.14	$(0.06)	$0.14	$(0.01)

Basic weighted average common shares outstanding	77,181	40,352	77,143	40,352
Diluted weighted average common shares outstanding	77,520	40,352	77,463	40,352
See accompanying Notes to Condensed Consolidated Financial Statements.
(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025, see Note 1 - Nature of Operations and Basis of Presentation)

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$10,474	$(2,322)	$11,145	$(260)

Other comprehensive income (loss):
Foreign currency translation adjustments	113	174	845	355
Pension benefit (loss), net of tax	(595)	(534)	(780)	3,452
Other comprehensive income (loss), net of tax	(482)	(360)	65	3,807

Comprehensive income (loss)	9,992	(2,682)	11,210	3,547
Less: Comprehensive income (loss) attributable to non-controlling interests	(36)	(12)	(60)	(25)
Comprehensive income (loss) attributable to Aebi Schmidt Holding AG	$10,028	$(2,670)	$11,270	$3,572
See accompanying Notes to Condensed Consolidated Financial Statements.
(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025, see Note 1 - Nature of Operations and Basis of Presentation)

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In thousands, except share data)

	Number of shares	Common stock	Additional Paid-in Capital	Treasury shares	Retained earnings	Accumulated Other Comprehensive Income	Total Shareholders’ equity	Non- controlling interest	Total equity
Balance at January 1, 2026	76,998,754	$76,999	$652,425	$(257)	$57,551	28,183	$814,901	$50	$814,951
Translation adjustments in the reporting period						732	732		732
Pension loss						(185)	(185)		(185)
Net income (loss)					695		695	(24)	671
Stock based compensation expense, net of cancellations			239				239		239
Issuance of common stock for Aebi Schmidt RSAs and RSUs, net of tax and cancellations	159,229	159	72				231		231
Dividends declared ($0.025 per share)					(1,946)		(1,946)		(1,946)
Balance at March 31, 2026	77,157,983	$77,158	$652,736	$(257)	$56,300	$28,730	$814,667	$26	$814,693
Translation adjustments in the reporting period						113	113		113
Pension loss						(595)	(595)		(595)
Net income (loss)					10,510		10,510	(36)	10,474
Stock based compensation expense, net of cancellations	54,492	55	910				965		965
Issuance of common stock for Aebi Schmidt RSAs and RSUs, net of tax and cancellations	4,353	4	585				589		589
Dividends declared ($0.025 per share)					(1,945)		(1,945)		(1,945)
Balance at June 30, 2026	77,216,828	$77,217	$654,231	$(257)	$64,865	$28,248	$824,304	$(10)	$824,294

	Number of shares	Common stock	Additional Paid-in Capital	Treasury shares	Retained earnings	Accumulated Other Comprehensive Income	Total Shareholders’ equity	Non- controlling interest	Total equity
Balance at January 1, 2025	40,351,680	$40,352	$232,281	$(257)	$61,247	31,469	$365,092	$83	$365,175
Translation adjustments in the reporting period						181	181		181
Pension benefit						3,986	3,986		3,986
Net income					2,075		2,075	(13)	2,062
Balance at March 31, 2025	40,351,680	$40,352	$232,281	$(257)	$63,322	$35,636	$371,334	$70	$371,404
Translation adjustments in the reporting period						174	174		174
Pension loss						(534)	(534)		(534)
Net loss					(2,310)		(2,310)	(12)	(2,322)
Dividends declared ($0.24 per share					(9,525)		(9,525)		(9,525)
Balance at June 30, 2025	40,351,680	$40,352	$232,281	$(257)	$51,487	$35,276	$359,139	$58	$359,197
See accompanying Notes to Condensed Consolidated Financial Statements.
(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025, see Note 1 - Nature of Operations and Basis of Presentation)

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$11,145	$(260)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,955	13,051
Non-cash stock based compensation expense	2,576	—
Foreign exchange (gains) losses on debt	277	3,582
Non-cash financing costs	914	—
Deferred taxes	2,954	610
Pension	(237)	(344)
Other, net	(3)	(35)

Changes in operating assets and liabilities:
Accounts receivable and contract assets	20,691	(2,549)
Inventories	(45,909)	(47,886)
Accounts payable	(26,518)	26,839
Contract liabilities	9,304	(1,906)
Income tax payable and receivable	(4,344)	(4,571)
Accrued compensation and related taxes	(5,574)	—
Other assets and liabilities	(3,863)	(7,747)
Net cash used in operating activities	(10,632)	(21,216)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,592)	(5,190)
Purchases of intangible assets	—	(34)
Proceeds from sale of property, plant and equipment	1,097	679
Net cash used in investing activities	(3,495)	(4,545)

Cash flows from financing activities:
Proceeds from issuance of debt	41,756	37,365
Payments on debt	(9,460)	—
Deferred payments related to historical transactions	(916)	(5,694)
Payment of finance lease principal	(844)	(534)
Payments of dividends	(3,962)	(9,525)
Exercising and vesting of stock incentive awards	(1,189)	—
Net cash provided by financing activities	25,385	21,612

Effect of exchange rate changes on cash and cash equivalents	(36)	2555
Net increase (decrease) in cash and cash equivalents	11,222	(1,594)
Cash and cash equivalents at beginning of period	98,512	65,173
Cash and cash equivalents at end of period	$109,734	$63,579

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	20,713	15,703

Index
See accompanying Notes to Condensed Consolidated Financial Statements.
(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025, see Note 1 - Nature of Operations and Basis of Presentation)

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

Index
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
Recently Issued Accounting Pronouncements Adopted.

In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which simplifies the estimation of credit losses on current accounts receivable and contract assets arising from transactions accounted for under ASC 606. The Company adopted ASU 2025-05 as of January 1, 2026 on a prospective basis. Adoption did not impact the Company's consolidated results of operations, financial position, or cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40) (“ASU 2024-03”). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to Consolidated Financial Statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the Consolidated Financial Statements. Early adoption is also permitted. This ASU will result in the required additional disclosures being included in the Consolidated Financial Statements, once adopted. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on the Consolidated Financial Statements.

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

Index

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of operations and comprehensive income (loss) and statements of cash flows.

NOTE 2 – REVENUE
Contract Assets and Liabilities
The tables below disclose changes in contract assets and liabilities for the six months ended June 30, 2026 and 2025.

Contract Assets	June 30, 2026	June 30, 2025
Contract assets, beginning of period	$82,342	$24,145
Reclassification of contract assets to receivables, as the result of rights to consideration becoming unconditional	(64,996)	(12,989)
Contract assets recognized, net of reclassification to receivables	75,522	19,346
Contract assets, end of period	$92,868	$30,502

Contract Liabilities
Contract liabilities, beginning of period	$19,856	$20,044
Reclassification of contract liabilities to revenue, as the result of performance obligations satisfied	(8,137)	(4,661)
Cash received in advance and not recognized in revenue	15,072	5,078
Contract liabilities, end of period	$26,791	$20,461
The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the North America and Europe and Rest of the World (“ROW”) segments are $1,059,016 and $219,933 respectively, with substantially all revenue expected to be recognized within one year as of June 30, 2026.

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

	Three Months Ended June 30, 2026
	New Business	After Sales	Total
Primary geographical markets
North America	$323,151	$33,112	$356,263
Europe and ROW	110,348	29,797	140,145
Total Sales	$433,499	$62,909	$496,408

Timing of revenue recognition
Products transferred at a point in time	$200,454	$56,429	$256,883
Products and services transferred over time	233,045	6,480	239,525
Total Sales	$433,499	$62,909	$496,408

Index

	Three Months Ended June 30, 2025
	New Business	After Sales	Total
Primary geographical markets
North America	$134,876	$11,368	$146,244
Europe and ROW	103,254	28,245	131,499
Total Sales	$238,130	$39,613	$277,743

Timing of revenue recognition
Products transferred at a point in time	$174,672	$32,521	$207,193
Products and services transferred over time	63,458	7,092	70,550
Total Sales	$238,130	$39,613	$277,743

	Six Months Ended June 30, 2026
	New Business	After Sales	Total
Primary geographical markets
North America	$623,827	$69,758	$693,585
Europe and ROW	191,342	67,026	258,368
Total Sales	$815,169	$136,784	$951,953

Timing of revenue recognition
Products transferred at a point in time	$367,679	$125,149	$492,828
Products and services transferred over time	447,490	11,635	459,125
Total Sales	$815,169	$136,784	$951,953

	Six Months Ended June 30, 2025
	New Business	After Sales	Total
Primary geographical markets
North America	$265,132	$28,403	$293,535
Europe and ROW	175,906	57,488	233,394
Total Sales	$441,038	$85,891	$526,929

Timing of revenue recognition
Products transferred at a point in time	$316,041	$73,244	$389,285
Products and services transferred over time	124,997	12,647	137,644
Total Sales	$441,038	$85,891	$526,929

Index
NOTE 3 – INVENTORIES
Inventories are summarized as follows:

	June 30, 2026	December 31, 2025
Finished goods	$121,258	$113,716
Work in process	63,291	49,713
Raw materials and purchased components	195,605	182,994
Total Inventories	$380,154	$346,423
NOTE 4 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are summarized by major classifications as follows:

	June 30, 2026	December 31, 2025
Land and Building	$136,633	$135,760
Technical installation and machinery	93,318	91,843
Plant and office equipment	56,184	55,871
Assets under construction	6,299	8,474
Subtotal	292,434	291,948
Less: accumulated depreciation	(131,975)	(124,049)
Total Property, plant and equipment, net	$160,459	$167,899
The Company recorded depreciation expense of $5,535 and $2,589 during the three months ended June 30, 2026 and 2025, respectively, and $11,048 and $5,434 during the six months ended June 30, 2026 and 2025, respectively.
NOTE 5 – LEASES
The Company has both operating and finance leases for land, buildings, machinery, vehicles and certain equipment. Our leases have remaining lease terms of 1 to 25 years, some of which include options to extend the lease agreements for up to 12 years. Our leases do not contain residual value guarantees. As of June 30, 2026 and December 31, 2025, assets recorded under finance leases were immaterial.
Operating lease expenses are classified as cost of products sold and selling, general and administrative on the Condensed Consolidated Statements of Operations. The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating leases	$7,916	$4,221	$15,592	$7,673
Finance leases
Amortization of right of use assets	271	138	511	260
Interest on lease liabilities	31	11	52	20
Short-term leases	503	18	792	79
Variable lease expense	67	118	180	238
Sublease income	(413)	(407)	(829)	(780)
Total lease expense	$8,375	$4,099	$16,298	$7,490
The weighted average remaining lease term and weighted average discount rate were as follows:

Index

	June 30,
	2026	2025
Weighted average remaining lease term (in years)
Finance leases	4	3
Operating leases	12	13

Weighted average discount rate
Finance leases	4.73%	2.21%
Operating leases	6.04%	5.15%
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - Financing cash flows	$844	$534
Finance leases - Operating cash flows	52	20
Operating leases - Operating cash flows	14,227	7,582

Right of use assets obtained in exchange for lease obligations:
Operating leases	17,165	31,139
Finance leases	893	205
	$18,058	$31,344
Maturities of lease liabilities as of June 30, 2026, are as follows:

Years ending December 31:	Finance	Operating
2026	$575	$14,353
2027	684	25,662
2028	552	22,583
2029	440	20,851
2030	299	19,039
2031	92	17,562
Thereafter	—	125,460
Total lease payments	2,642	245,510
Less: imputed interest	$(228)	$(76,616)
Total lease liabilities	$2,414	$168,894
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

Index
Our income tax (expense) benefit was $(4,848) and $890 for the three months ended June 30, 2026, and 2025, respectively. The tax (expense) benefit represented a 31.6% and 27.7% effective tax rate for the three months ended June 30, 2026, and 2025, respectively. Income tax (expense) benefit was $(5,336) and $103 for six months ended June 30, 2026 and 2025, respectively. The tax (expense) benefit represented a 32.4% effective tax rate and 28.4% effective tax rate for the six months ended June 30, 2026 and 2025, respectively.
The Organization for Economic Cooperation and Development’s (“OECD”) Pillar Two global corporate minimum tax rate of 15% has been in effect since 2024 and applies for companies with revenues of at least €750 million. The Company is subject to the Pillar Two regulations. The Company has continued to evaluate the effect of this through the second quarter of 2026 and determined that it did not have any material impacts for the current year. The Company will continue to assess the impact of the Pillar Two minimum tax regulations, including the impact from additional clarifications that are published by OECD and local tax authorities.
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act of 2025 (“OBBBA”) into law. The OBBBA includes provisions allowing accelerated tax deductions for qualified property and research expenditures and limitations on business interest deductions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others being implemented through 2027. The enactment of the OBBBA did not have a material impact on the Company’s effective tax rate for the three and six months ended June 30, 2026. Administrative guidance interpreting the OBBBA will be released over coming quarters which the Company will continue to monitor.

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
Changes in the warranty liability are summarized below:

	Six Months Ended June 30,
	2026	2025
Balance of warranty liability, beginning of period	$20,303	$10,206
Accruals for current period sales	3,354	2,778
Cash settlements	(2,710)	(968)
Changes in liability for pre-existing warranties	(1,749)	(18)
Translation adjustment	(317)	978
Balance of warranty liability, end of period	$18,881	$12,976
Long-term warranty provision amounting to $2,614 and $2,040 as of June 30, 2026 and 2025, respectively is included within the Other non-current liabilities in the Condensed Consolidated Balance Sheets.
Chassis Pool Agreements
As of June 30, 2026 and December 31, 2025, chassis consigned inventory was approximately $39,646 and $119,091 respectively. The Company incurred $785 and $155 of interest expense related to the chassis on hand during the three months ended June 30, 2026 and 2025, respectively, and $2,136 and $464 during the six months ended June 30, 2026 and 2025, respectively. For further information regarding our chassis pool agreements, please refer to “Note 8 - Commitments and Contingent Liabilities” in the Company’s Form 10-K.

Index

NOTE 8 – DEFINED BENEFIT PENSION PLANS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service cost	$658	$664	$1,326	$1,271
Interest cost	501	423	1,010	811
Interest income	(1,200)	(1,156)	(2,419)	(2,214)
Amortization of net gain	(127)	(249)	(255)	(476)
Administrative expenses	50	48	101	92
Total Benefit cost	$(118)	$(270)	$(237)	$(516)
The components of net periodic pension and other postretirement cost, other than service cost, are included in Other income (expense) in our Condensed Consolidated Statements of Operations.
NOTE 9 – DEBT
Debt consists of the following:

	June 30, 2026	December 31, 2025
Revolving credit facility, due 2030	$200,154	$191,819
Term loan, Facility A, due 2030	324,478	328,377
Shareholder loan	57,592	59,101
Other debt	35,455	15,661
Total debt	617,679	594,958
Less current portion of long-term debt	(66,336)	(46,908)
Total long-term debt	$551,343	$548,050
Term loan, Facility A, due 2030

Facility A is a multicurrency senior secured amortizing term loan facility with a total commitment amount of $350,000. The interest rate is variable defined based on the applicable reference rate (SOFR, SARON, EURIBOR), plus a margin. The margin increases with the Company’s leverage ratio. The average interest rate for the three months ended June 30, 2026 was 5.987%. As of June 30, 2026, debt issuance costs of $4,266 are deferred and amortized based on the effective interest method.

The Company is subject to certain customary covenants that prohibit the Company from incurring additional indebtedness, limit certain acquisitions, investments, advances or loans and restrict substantial asset sales (all subject to certain exceptions and baskets). In addition, the credit facilities agreement governing Facility A (the “New Credit Facilities Agreement”) also requires the Company to maintain certain financial ratios. For the current reporting period, the Company was required to maintain a leverage ratio that did not exceed 3.75x. The Company was in compliance with all covenants as of June 30, 2026 and December 31, 2025.

Revolving credit facility, due 2030

The New Credit Facilities Agreement also provides for a multicurrency senior secured revolving loan facility (the “Revolving Facility”) with a total commitment amount of up to $250,000. The interest rate is variable and based on the applicable reference rate (SOFR, SARON, EURIBOR), plus a margin. The margin increases with the Company’s leverage ratio. The average interest rate for the three months ended June 30, 2026 was 5.829%.

As of June 30, 2026, debt issuance costs of $3,047 are deferred and amortized based on a straight-line basis over the term of the debt.

Index

The Company is subject to certain customary covenants that prohibit the Company from incurring additional indebtedness, limit certain acquisitions, investments, advances or loans and restrict substantial asset sales (all subject to certain exceptions and baskets). In addition, the New Credit Facilities Agreement also requires the Company to maintain certain financial ratios. For the current reporting period, the Company was required to maintain a leverage ratio that did not exceed 3.75x. The Company was in compliance with all covenants as of June 30, 2026 and December 31, 2025.

Shareholder loans
As of June 30, 2026 and December 31, 2025, there were subordinated shareholder loans totaling CHF13,563 (2026: $16,754, 2025: $17,110) and EUR15,000 (2026: $17,091, 2025: $17,626) from PCS Holding AG, as well as CHF10,000 (2026: $12,353, 2025: $12,615) and EUR10,000 (2026: $11,394, 2025: $11,750) from Gebuka AG. The loans are originally granted for a fixed term, but the term will be extended if the loan agreement is not terminated 90 days prior to the end date or if an extension agreement is signed. The change in the loan balance as of June 30, 2026 and December 31, 2025 is solely due to foreign exchange rate fluctuations. These shareholder loans were renewed and amended in connection with the New Credit Facilities Agreement.
Other debt
In the first quarter of 2026, the Company entered into an uncommitted revolving credit facility with a maximum availability of $20,000 and a maturity date of February 9, 2027. The facility bears interest at variable rates based on applicable reference rates (e.g., SOFR, SARON or EURIBOR) plus a margin. The average interest rate for the three months ended June 30, 2026 was 5.896%. The agreement includes customary terms and conditions, including representations and warranties, events of default and covenants typical for facilities of this nature. The lender may cancel the facility any time on short notice. As of June 30, 2026, there was $20,000 outstanding under the facility. This debt is included in “Other debt” in the table above.

Off-balance sheet arrangements

The contingent liabilities include guarantees (“performance bonds”) amounting to $20,277 and $20,246 as of June 30, 2026 and December 31, 2025, respectively. Through the normal course of bidding for and executing certain projects, the Company has entered into bid/performance bonds and surety bonds (collectively “performance bonds”) with various financial institutions. Customers can draw on such performance bonds if the Company does not fulfil its contractual obligations. If a performance bond is drawn, the Company would have an obligation to reimburse the financial institution for amounts paid. There have been no significant amounts reimbursed to financial institutions under these types of arrangements for the six months ended June 30, 2026 and 2025.
NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of AOCI, net of tax are as follows:

	June 30, 2026	June 30, 2025
Foreign currency translation adjustments	$10,521	$9,419
Pension benefits	17,727	25,857
Total accumulated other comprehensive income	$28,248	$35,276
NOTE 11 – EARNINGS (LOSS) PER SHARE
Basic (loss) earnings per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted (loss) earnings per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential outstanding shares of common stock during the period. Potential shares of common stock are calculated using the treasury-stock method and consist of incremental shares issuable upon the vesting of the equity classified restricted stock awards granted in June 2025, Aebi Schmidt restricted stock awards (“RSAs”) and the Aebi Schmidt restricted stock units (“RSUs”). The computation of both earnings (loss) per share is as follows:

Index

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Basic (loss) earnings per share:
Net income (loss)	$10,510	$(2,310)	$11,205	$(235)
Shares used in computation:
Weighted-average shares of common stock outstanding	77,181	40,352	77,143	40,352
Basic earnings (loss) per share	$0.14	$(0.06)	$0.15	$(0.01)

Diluted earnings (loss) per share:
Net income (loss)	$10,510	$(2,310)	$11,205	$(235)
Shares used in computation:
Weighted-average share of common stock outstanding	77,181	40,352	77,143	40,352
Effect of dilutive stock-based awards	339	—	320	—
Weighted-average number of shares	77,520	40,352	77,463	40,352
Diluted earnings (loss) per share	$0.14	$(0.06)	$0.14	$(0.01)
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

The total consideration transferred was approximately $443,103. The assets acquired and liabilities assumed were recorded at their fair values as of the Acquisition Date. The Shyft acquisition was accounted for using the acquisition method of accounting with the purchase price allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets include Brand, Technology, Customer relationships and Order backlog. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. In accordance with ASC 805-30-50-1(a), the goodwill recognized in this acquisition is attributed to several qualitative factors, including expected synergies from the integration of the operations of the acquiree and the acquirer, intangible assets that do not qualify for separate recognition, and other relevant factors. All of the goodwill has been assigned to the North America reportable segment. Goodwill totaled $187,903 and is not deductible for tax purposes.

In accordance with ASC 805, the allocation of the purchase price for the acquisition of Shyft was subject to adjustment during the measurement period, which may extend up to one year from the Acquisition Date. The initial allocation of assets acquired and liabilities assumed was based on preliminary estimates and assumptions, and as such, the values assigned to certain working capital balances, identifiable intangible assets, property, plant and equipment, taxes, and contingent liabilities may be adjusted as additional information became available. These adjustments could result in changes to the amounts recognized in the Consolidated Financial Statements, including potential adjustments to the goodwill recognized. The Company continued to refine its estimates and assumptions as it obtained more information, and any adjustments identified during the measurement period were recognized in the reporting period in which the adjustments were determined.

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

The table below presents the purchase price allocation to the fair value of identifiable assets acquired and liabilities assumed as of the Acquisition Date. Measurement period adjustments were based upon information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of the amounts recognized at that date. In the fourth quarter of 2025, the Company recorded measurement period adjustments to cash and cash equivalents, other current liabilities and accrued expenses, and intangible assets. We also adjusted deferred tax liabilities in the fourth quarter of 2025 to reflect measurement‑period refinements to our estimated deferred tax calculation. In the first quarter of 2026, the Company recorded measurement period adjustments to other current liabilities and accrued expenses. In the second quarter of 2026, the Company recorded measurement period adjustments to inventory and other current liabilities, and adjusted the deferred tax liabilities to reflect the measurement period adjustments. The offset to these adjustments were recorded as a net decrease to goodwill.

Index
The purchase price allocation to the fair value of assets acquired and liabilities assumed is as follows:

	Purchase Price Allocation	Measurement Period Adjustments	Purchase Price Allocation (As Adjusted)
Fair value of identifiable assets and liabilities:
Cash and cash equivalents	$19,905	$(539)	$19,366
Accounts receivable	84,121		84,121
Contract assets	44,559		44,559
Inventories	91,117	(7,228)	83,889
Prepaid expenses and other current assets	8,191		8,191
Total current assets	247,893	(7,767)	240,126
Property, plant and equipment	101,832		101,832
Goodwill	193,960	(6,057)	187,903
Intangible assets	181,104	3,927	185,031
Right of use assets operating leases	47,347		47,347
Other assets	1,317		1,317
Total Assets	$773,453	$(9,897)	$763,556

Accounts payable	$80,844		$80,844
Accrued warranty	6,782		6,782
Accrued compensation and related taxes	11,174		11,174
Contract liabilities	9,123		9,123
Operating lease liability	9,221		9,221
Other current liabilities and accrued expenses	25,574	6,322	31,896
Current portion of long-term debt	452		452
Current liabilities	$143,170	$6,322	$149,492
Other non-current liabilities	12,205		12,205
Long-term operating lease liability	34,346		34,346
Long-term debt, less current portion	120,344		120,344
Deferred tax liabilities	20,285	(16,219)	4,066
Total Liabilities	330,350	(9,897)	320,453
Total fair value allocation of purchase price	$443,103	$—	$443,103

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

Intangible assets totaling $185,031 have been assigned to Brand, Technology, Customer relationships and Order backlog as a result of the acquisition. The fair value of Customer relationships was determined using an income approach methodology, specifically the multi-period excess earnings method. The fair value of Brand and Technology was determined using an income approach methodology, specifically the relief from royalty method. Significant assumptions used in estimating future cash flows included projected revenue growth rates and discount rate for customer relationships and projected revenue growth rates, royalty rate and discount rate for brand. Intangible assets consist of the following (in thousands):

Index

	Amount	Useful life (in years)	Weighted average amortization period (in years)
Brand	$60,765	5 - 20	18
Technology	26,068	10	10
Customer relationships	93,046	15	15
Order backlog	5,152	1	1
	$185,031		15

The Company amortizes the Brand, Technology, Customer relationships and Order backlog utilizing a straight-line approach.

For the three and six months ended June 30, 2026, Shyft generated revenue of $210,908 and $397,212 and operating income of $13,677 and $15,328, respectively, which are included in the accompanying condensed consolidated financial statements.

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
The Company’s segment reporting policy identifies two operating segments, North America and Europe and ROW, as reportable segments. Financial results for each segment are presented separately to provide transparency and insight into the performance and resources of each geographic area, consistent with how the CODM reviews and assesses the Company’s operations.
The CODM evaluates the performance of their reportable segments based on Segment Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which is defined as net income before interest, taxes, depreciation, and amortization, further adjusted for foreign exchange gains and losses on external debt, restructuring and other related expenses, transaction related expenses, integration costs, settlement of acquisition, changes in repurchase liabilities for Aebi Schmidt’s employee share plan, pension related income, legal matters, changes in provisions for contingencies, non-cash stock-based compensation expenses, and other non-operating one-off items.
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

Index
Sales and other financial information by reportable segment for the three months ended June 30, 2026, and June 30, 2025, are as follows:

	Three Months Ended June 30, 2026
	Segment
	North America	Europe and ROW	Total
New Business	$323,151	$110,348	$433,499
After Sales	33,112	29,797	62,909
Segment sales	$356,263	$140,145	$496,408

Depreciation and amortization expense	$12,598	$1,554	$14,152
Segment assets	$1,548,362	$467,349	$2,015,711
Capital expenditures	$1,873	$662	$2,535

	Three Months Ended June 30, 2025
	Segment
	North America	Europe and ROW	Total
New Business	$134,876	$103,254	$238,130
After Sales	11,368	28,245	39,613
Segment sales	$146,244	$131,499	$277,743

Depreciation and amortization expense	$4,807	$1,619	$6,426
Segment assets	$742,711	$476,143	$1,218,854
Capital expenditures	$1,263	$841	$2,104
Segment Adjusted EBITDA is as follows:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	North America	Europe and ROW	North America	Europe and ROW
Sales	$356,263	$140,145	$146,244	$131,499
Cost of products sold	287,130	111,986	115,286	105,625
Research and development	1,722	4,716	604	4,828
Selling, general and administrative	39,642	16,060	16,153	17,421
Other segment items(1)	(7,733)	772	(1,823)	(1,644)
Segment Adjusted EBITDA	$35,502	$6,611	$16,024	$5,269
(1)Other segment items include, other operating income and expenses, other income and expenses, depreciation and amortization, transaction related expenses, integration costs, non-service cost related pension expense and legacy plan, foreign exchange gain on external debts and other non-recurring.

Index
The reconciliation of total Segment Adjusted EBITDA to Income (loss) before income taxes is as follows:

	Three Months Ended June 30,
	2026	2025
Total Segment Adjusted EBITDA	$42,113	$21,293
Interest expense	(11,126)	(9,303)
Foreign exchange losses on external debt	23	(2,600)
Depreciation and amortization	(14,152)	(6,426)
Restructuring and other related expenses	(903)	(393)
Transaction related expenses	—	(6,065)
Integration costs	(638)	—
Settlement of acquisition	(414)	(456)
Pension related income, net	739	1025
Legal matters	33	(586)
Change in provision for contingencies	475	329
Non-cash stock-based compensation expenses	(438)	—
Other non-operating one-off items	(390)	(30)
Income (loss) before income taxes	$15,322	$(3,212)
Sales and other financial information by reportable segment for the six months ended June 30, 2026, and June 30, 2025 are as follows:

	Six Months Ended June 30, 2026
	Segment
	North America	Europe and ROW	Total
New Business	$623,827	$191,342	$815,169
After Sales	69,758	67,026	136,784
Segment sales	$693,585	$258,368	$951,953

Depreciation and amortization expense	$24,813	$3,142	$27,955
Segment assets	$1,548,362	$467,349	$2,015,711
Capital expenditures	$2,740	$1,761	$4,501

	Six Months Ended June 30, 2025
	Segment
	North America	Europe and ROW	Total
New Business	$265,132	$175,906	$441,038
After Sales	28,403	57,488	85,891
Segment sales	$293,535	$233,394	$526,929

Depreciation and amortization expense	$9,946	$3,105	$13,051
Segment assets	$742,711	$476,143	$1,218,854
Capital expenditures	$3,420	$1,804	$5,224

Index
Segment Adjusted EBITDA is as follows:

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	North America	Europe and ROW	North America	Europe and ROW
Sales	$693,585	$258,368	$293,535	$233,394
Cost of products sold	563,165	204,107	232,195	184,596
Research and development	3,355	9,784	1,205	8,854
Selling, general and administrative	78,964	35,285	28,687	35,611
Other segment items(1)	(13,764)	(4,173)	(3,612)	(3,177)
Segment Adjusted EBITDA	$61,865	$13,365	$35,060	$7,510
(1)Other segment items include, other operating income and expenses, other income and expenses, depreciation and amortization, transaction related expenses, integration costs, non-service cost related pension expense and legacy plan, foreign exchange gain on external debts and other non-recurring items.
The reconciliation of total Segment Adjusted EBITDA to Income (loss) before income taxes is as follows:

	Six Months Ended June 30,
	2026	2025
Total Segment Adjusted EBITDA	$75,230	$42,570
Interest expense	(22,476)	(15,806)
Foreign exchange gains/losses on external debt	(277)	(3,582)
Depreciation and amortization	(27,955)	(13,051)
Restructuring and other related expenses	(1,818)	(767)
Transaction related expenses	—	(10,708)
Integration costs	(3,939)	—
Settlement of acquisition	(848)	(868)
Pension related income, net	1,515	1,954
Legal matters	(1,394)	(586)
Change in provision for contingencies	763	539
Non-cash stock-based compensation expenses	(973)	—
Other non-operating one-off items	(1,347)	(58)
Income (loss) before income taxes	$16,481	$(363)

Index
The following table presents sales disaggregated by geography which exceed 10% of total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S.	$340,888	$139,739	$669,126	$274,187
Switzerland	16,774	13,541	30,064	24,746
Other	138,746	124,463	252,763	227,996
Total sales	$496,408	$277,743	$951,953	$526,929

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S.	68.7%	50.3%	70.3%	52.0%
Switzerland	3.4%	4.9%	3.2%	4.7%
Other	27.9%	44.8%	26.5%	43.3%
Total sales	100.0%	100.0%	100.0%	100.0%
The following table presents assets disaggregated by geography that exceeds 10% of total assets:

	As of
	June 30, 2026	December 31, 2025
U.S.	$1,523,037	$1,495,145
Switzerland	166,177	177,549
Other	326,497	335,585
Total assets	$2,015,711	$2,008,279

	As of
	June 30, 2026	December 31, 2025
U.S.	75.6%	74.4%
Switzerland	8.2%	8.8%
Other	16.2%	16.8%
Total assets	100.0%	100.0%

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

Aebi Schmidt operates in two reportable segments, which consist of (i) North America and (ii) Europe and the Rest of the World (“ROW”). Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results we may achieve for the full year ending December 31, 2026.

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

The following table presents a summary of Aebi Schmidt’s key performance indicators for the six months ended June 30, 2026 and June 30, 2025.

	Six Months Ended June 30,
(in thousands, except percentages)	2026	2025
Sales	$951,953	$526,929
Net income (loss)	11,145	(260)
Net income (loss) margin	1.17%	(0.04%)
Adjusted EBITDA(1)	75,230	42,570
Adjusted EBITDA margin(1)	7.9%	8.1%
Net cash used in operating activities	(10,632)	(21,216)
(1)Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. See the section titled “Non-GAAP Financial Measures” below for the definitions of these measures and the reconciliations to the most directly comparable U.S. GAAP financial measure.

Index
Results of Operations

Three months ended June 30, 2026 compared with three months ended June 30, 2025

Results for Aebi Schmidt for the three months ended June 30, 2026, compared to results for the three months ended June 30, 2025.

	For the Three Months Ended June 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Sales	$496,408	$277,743	$218,665	79%
Cost of products sold	(399,116)	(220,911)	(178,205)	81%
Gross profit	97,292	56,832	40,460	71%
Operating expenses:
Research and development	(6,438)	(5,432)	(1,006)	19%
Selling, general and administrative	(55,702)	(33,574)	(22,128)	66%
Amortization of purchased intangibles	(8,414)	(3,574)	(4,840)	135%
Other operating income (expense)	302	(393)	695	n.m.
Total operating expenses	(70,252)	(42,973)	(27,279)	63%
Operating income	27,040	13,859	13,181	95%
Other income (expense):
Interest expense	(11,126)	(9,303)	(1,823)	20%
Other income (expense)	(592)	(7,768)	7,176	(92%)
Total other income (expense)	(11,718)	(17,071)	5,353	(31%)
Income (loss) before income taxes	15,322	(3,212)	18,534	n.m.
Income tax (expense) benefit	(4,848)	890	(5,738)	n.m.
Net income (loss)	10,474	(2,322)	12,796	n.m.
Less: Net income (loss) attributable to non-controlling interest	(36)	(12)	(24)	200%
Net income (loss) attributable to Aebi Schmidt Holding AG	$10,510	$(2,310)	$12,820	n.m.
n.m. – not meaningful
Sales
Sales increased by $218.7 million, or 79%, to $496.4 million in the three months ended June 30, 2026, from $277.7 million in the three months ended June 30, 2025. The increase in sales was primarily driven by sales attributed to Shyft of $210.9 million, an increase in new business sales of $6.1 million, and an increase in after sales of $1.7 million.

Cost of products sold
Cost of products sold increased by $178.2 million, or 81%, to $399.1 million in the three months ended June 30, 2026, from $220.9 million in the three months ended June 30, 2025. The increase in cost of products sold was driven by $170.7 million in costs attributable to Shyft and an increase of $7.5 million in costs related to new business sales.

Research and development expense
Research and development expense increased by $1.0 million, or 19%, to $6.4 million in the three months ended June 30, 2026, from $5.4 million in the three months ended June 30, 2025 driven by an increase of $1.0 million in activity attributable to Shyft.

Selling, general and administrative expense
Selling, general and administrative expense increased by $22.1 million, or 66%, to $55.8 million in the three months ended June 30, 2026, from $33.6 million in the three months ended June 30, 2025. The increase in selling, general and

Index
administrative expense was primarily driven by an increase of $20.7 million in costs attributable to Shyft, an increase in management costs of $0.6 million, and an increase in IT costs of $0.7 million.

Amortization of purchased intangibles
Amortization of purchased intangibles increased by $4.8 million, or 135%, to $8.4 million in the three months ended June 30, 2026, from $3.6 million in the three months ended June 30, 2025. The increase is primarily attributable to amortization of $4.8 million related to the intangible assets acquired as part of the Merger with Shyft.

Other operating income (expense)
Other operating income increased by $0.7 million to $0.3 million in the three months ended June 30, 2026, from other operating expense of $0.4 million in the three months ended June 30, 2025. The increase in other operating income was primarily driven by an increase of net foreign exchange gains of $0.7 million.

Interest expense
Interest expense increased by $1.8 million, or 20%, to $11.1 million in the three months ended June 30, 2026, from $9.3 million in the three months ended June 30, 2025. The increase in interest expense was primarily driven by an increase in interest expense attributable to Aebi Schmidt of $3.4 million and interest expense attributable to Shyft of $0.5 million, offset by a decrease of $2.4 million in costs related to the refinancing in connection with the Merger.

Other income (expense)
Other expense decreased by $7.2 million to $0.6 million in the three months ended June 30, 2026, from other expense of $7.8 million in the three months ended June 30, 2025. The decrease in other expense was driven by a decrease in transaction related expense of $6.1 million and decreases in net foreign exchange losses on financial positions of $2.6 million, partially offset by the incurrence of integration and restructuring costs of $0.6 million.

Income tax (expense) benefit
Income tax expense increased by $5.7 million to $4.8 million in the three months ended June 30, 2026, from income tax benefit of $0.9 million in the three months ended June 30, 2025. The increase in income tax expense was primarily driven by higher taxable income in the three months ended June 30, 2026.

Index
Six months ended June 30, 2026 compared with six months ended June 30, 2025

Results for Aebi Schmidt for the six months ended June 30, 2026, compared to results for the six months ended June 30, 2025.

	For the Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Sales	$951,953	$526,929	$425,024	81%
Cost of products sold	(767,272)	(416,791)	(350,481)	84%
Gross profit	184,681	110,138	74,543	68%
Operating expenses:
Research and development	(13,139)	(10,059)	(3,080)	31%
Selling, general and administrative	(114,249)	(64,298)	(49,951)	78%
Amortization of purchased intangibles	(16,466)	(7,148)	(9,318)	130%
Other operating income (expense)	1,581	(380)	1,961	n.m.
Total operating expenses	(142,273)	(81,885)	(60,388)	74%
Operating income	42,408	28,253	14,155	50%
Other income (expense):
Interest expense	(22,476)	(15,806)	(6,670)	42%
Other income (expense)	(3,451)	(12,810)	9,359	(73%)
Total other income (expense)	(25,927)	(28,616)	2,689	(9%)
Income (loss) before income taxes	16,481	(363)	16,844	n.m.
Income tax (expense) benefit	(5,336)	103	(5,439)	n.m.
Net income (loss)	11,145	(260)	11,405	n.m.
Less: Net income (loss) attributable to non-controlling interest	(60)	(25)	(35)	140%
Net income (loss) attributable to Aebi Schmidt Holding AG	$11,205	$(235)	$11,440	n.m.
n.m. – not meaningful
Sales
Sales increased by $425.0 million, or 81%, to $952.0 million in the six months ended June 30, 2026, from $526.9 million in the six months ended June 30, 2025. The increase in sales was primarily driven by $397.2 million in sales attributable to Shyft, an increase in new business sales of $16.2 million, and an increase in after sales of $11.6 million.

Cost of products sold
Cost of products sold increased by $350.5 million, or 84%, to $767.3 million in the six months ended June 30, 2026, from $416.8 million in the six months ended June 30, 2025. The increase in cost of products sold was driven by $327.5 million in costs of products sold attributable to Shyft, an increase of $17.3 million in costs related to new business sales, and an increase of $5.7 million in costs related to after sales.

Research and development expense
Research and development expense increased by $3.0 million, or 31%, to $13.1 million in the six months ended June 30, 2026, from $10.1 million in the six months ended June 30, 2025. The increase in research and development expense was primarily driven by $2.1 million in costs attributable to Shyft and the development of product solutions.

Selling, general and administrative expense
Selling, general and administrative expense increased by $50.0 million, or 78%, to $114.2 million in the six months ended June 30, 2026, from $64.3 million in the six months ended June 30, 2025. The increase in selling, general and

Index
administrative expense was primarily driven by $43.0 million in costs attributable to Shyft, along with an increase in finance department expenses of $1.4 million, an increase in sales department costs of $2.1 million, and an increase in IT costs of $2.0 million.

Amortization of purchased intangibles
Amortization of purchased intangibles increased by $9.3 million, or 130%, to $16.5 million in the six months ended June 30, 2026, from $7.1 million in the six months ended June 30, 2025. The increase is primarily attributable to amortization of $9.3 million related to intangible assets acquired as part of the Merger with Shyft.

Other operating income (expense)
Other operating income increased by $2.0 million to $1.6 million in the six months ended June 30, 2026, from other operating expense of $0.4 million in the six months ended June 30, 2025. The increase in other operating income was primarily driven by an increase of net foreign exchange gains of $1.6 million.

Interest expense
Interest expense increased by $6.7 million, or 42%, to $22.5 million in the six months ended June 30, 2026, from $15.8 million in the six months ended June 30, 2025. The increase in interest expense was primarily driven by an increase in interest expense attributable to Aebi Schmidt of $7.1 million and interest expense attributable to Shyft of $1.3 million, offset by a decrease of $2.0 million in costs related to the refinancing in connection with the Merger.

Other income (expense)
Other expense decreased by $9.3 million, or 73%, to $3.5 million in the six months ended June 30, 2026, from other expense of $12.8 million in the six months ended June 30, 2025. The decrease in other expense was driven primarily by a decrease in transaction related expense of $10.7 million and decreases in net foreign exchange losses on financial positions of $3.3 million, partially offset by the incurrence of integration and restructuring costs of $2.6 million and costs of legal proceedings and settlements of $0.8 million.

Income tax (expense) benefit
Income tax expense increased by $5.4 million to an expense of $5.3 million in the six months ended June 30, 2026, from a benefit of $0.1 million in the six months ended June 30, 2025. The increase in income tax expense was primarily driven by higher taxable income in the six months ended June 30, 2026.

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

Three months ended June 30, 2026 compared with three months ended June 30, 2025

	For the Three Months Ended June 30, 2026
(in thousands)	North America	Europe and ROW	Total
Segment sales	$356,263	$140,145	$496,408
Segment Adjusted EBITDA	$35,502	$6,611	$42,113

	For the Three Months Ended June 30, 2025
	North America	Europe and ROW	Total
Segment sales	$146,244	$131,499	$277,743
Segment Adjusted EBITDA	$16,024	$5,269	$21,293

Index
North America
Sales for Aebi Schmidt’s North America segment increased by $210.1 million, or 143.6%, to $356.3 million in the three months ended June 30, 2026, from $146.2 million in the three months ended June 30, 2025. The increase in sales was primarily driven by sales attributable to Shyft of $210.9 million and an increase in after sales of $0.2 million, partially offset by a decrease in sales of new products of $1.0 million.

Adjusted EBITDA for Aebi Schmidt’s North America segment increased by $19.5 million, or 121.6%, to $35.5 million for the three months ended June 30, 2026, from $16.0 million for the three months ended June 30, 2025. The increase in Adjusted EBITDA was primarily driven by the addition of $21.3 million in activity attributable to Shyft, along with an increase in other segment items of $3.1 million, partially offset by a decrease in segment gross margin of $2.0 million and an increase in selling, general and administrative expenses of $2.8 million.

Europe and ROW
Sales for Aebi Schmidt’s Europe and ROW segment increased by $8.6 million, or 6.6%, to $140.1 million in the three months ended June 30, 2026, from $131.5 million in the three months ended June 30, 2025. The increase in sales was driven by an increase in sales of new products of $7.1 million and an increase in after sales of $1.5 million.

Adjusted EBITDA for Aebi Schmidt’s Europe and ROW segment increased by $1.3 million, or 24.5%, to $6.6 million in the three months ended June 30, 2026, from $5.3 million in the three months ended June 30, 2025. The increase in Adjusted EBITDA was driven by an increase in gross margin of $2.3 million and a decrease in selling, general and administrative expenses of $1.4 million, partially offset by a decrease in other segment items of $2.4 million.

Six months ended June 30, 2026 compared with six months ended June 30, 2025

	For the Six Months Ended June 30, 2026
(in thousands)	North America	Europe and ROW	Total
Segment sales	$693,585	$258,368	$951,953
Segment Adjusted EBITDA	$61,865	$13,365	$75,230

	For the Six Months Ended June 30, 2025
	North America	Europe and ROW	Total
Segment sales	$293,535	$233,394	$526,929
Segment Adjusted EBITDA	$35,060	$7,510	$42,570
North America
Sales for Aebi Schmidt’s North America segment increased by $400.1 million, or 136.3%, to $693.6 million in the six months ended June 30, 2026, from $293.5 million in the six months ended June 30, 2025. The increase in sales was primarily driven by sales attributable to Shyft of $397.2 million, an increase in sales of new products of $0.7 million and an increase in after sales of $2.1 million.

Adjusted EBITDA for Aebi Schmidt’s North America segment increased by $26.8 million, or 76.4%, to $61.9 million for the six months ended June 30, 2026, from $35.1 million for the six months ended June 30, 2025. The increase in Adjusted EBITDA was primarily driven by the addition of $31.9 million in activity attributable to Shyft, partially offset by a decrease of $0.6 million in gross margin, a decrease of other segment items of $0,6 million, and an increase in selling, general and administrative expenses of $3.9 million.

Europe and ROW
Sales for Aebi Schmidt’s Europe and ROW segment increased by $25.0 million, or 10.7%, to $258.4 million in the six months ended June 30, 2026, from $233.4 million in the six months ended June 30, 2025. The increase in sales was driven by an increase in sales of new products of $15.5 million and an increase in after sales of $9.5 million.

Adjusted EBITDA for Aebi Schmidt’s Europe and ROW segment increased by $5.9 million, or 78.7%, to $13.4 million in the six months ended June 30, 2026, from $7.5 million in the six months ended June 30, 2025. The increase in Adjusted EBITDA was primarily driven by an increase in gross margin of $5.5 million and an increase in other segment items of $1.0 million, partially offset by an increase in research and development expense of $0.9 million.

Index

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

Aebi Schmidt defines Adjusted EBITDA as net income before interest, taxes, depreciation, and amortization, further adjusted for foreign exchange gains and losses on external debt, restructuring and other related expenses, transaction related expenses, integration costs, settlement of acquisition, changes in repurchase liabilities for Aebi Schmidt’s employee share plan, pension related income, legal matters, changes in provisions for contingencies, non-cash stock-based compensation expenses, and other non-operating one-off items. Aebi Schmidt defines Adjusted EBITDA margin as a ratio of Adjusted EBITDA as a percentage of sales. Management uses Adjusted EBITDA to assess Aebi Schmidt’s financial performance because it allows management and stakeholders to compare its operating performance on a consistent basis across periods by removing the effects of its capital structure (such as varying levels of interest expense and income), asset base (such as depreciation and amortization) and other items (such as non-recurring costs) that impact the comparability of financial results from period to period.

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

	For the Six Months Ended June 30,
(in thousands, except percentages)	2026	2025
Net income (loss)	$11,145	$(260)
Adjusted for:
Income tax expense (benefit)	5,336	(103)
Interest expense	22,476	15,806
Foreign exchange (gain) / losses on external debt	277	3,582
Depreciation and amortization	27,955	13,051
Restructuring and other related expenses	1,818	767
Transaction related expenses	—	10,708
Integration costs	3,939	—
Settlement of acquisition	848	868
Pension related income, net	(1,515)	(1,954)
Legacy legal matters	1,394	586
Change in provision for contingencies	(763)	(539)
Non-cash stock-based compensation expense	973	—
Other non-operating one-off items	1,347	58
Adjusted EBITDA	$75,230	$42,570
Sales	$951,953	$526,929
Net Income (Loss) Margin	1.17%	(0.04%)
Adjusted EBITDA Margin	7.9%	8.1%

Index
Liquidity and Capital Resources
Aebi Schmidt’s primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs and debt service requirements. Aebi Schmidt’s principal sources of liquidity are cash flows from operating activities, its revolving credit facility (the “Revolving Credit Facility”) and other debt issuances, and existing cash balances of $109.7 million as of June 30, 2026. Aebi Schmidt actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash.

As of June 30, 2026, Aebi Schmidt had $444.4 million of net working capital (i.e., current assets minus current liabilities) compared to $416.5 million of net working capital as of December 31, 2025.

Aebi Schmidt believes that its available liquidity will be sufficient to meet its current obligations for a period of at least 12 months from the date of the filing of this Quarterly Report and foreseeable future thereafter, and its liquidity will be sufficient to finance its operating and capital needs, including day to day operations, capital expenditures, research and development, investments in information technology systems, dividends and potential future acquisitions.

Cash Flows
Aebi Schmidt’s cash flows from operating, investing and financing activities, as reflected in the Aebi Schmidt Condensed Consolidated Statements of Cash Flows are summarized in the following table:

	For the Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Net cash used in operating activities	(10,632)	(21,216)	$10,584	(50%)
Net cash used in investing activities	(3,495)	(4,545)	1,050	(23%)
Net cash provided by financing activities	25,385	21,612	3,773	17%
Effect of exchange rate changes on cash and cash equivalents	(36)	2,555	(2,591)	(101%)
Net increase (decrease) in cash and cash equivalents	11,222	(1,594)	12,816	n.m.
Cash and cash equivalents at beginning of the period	98,512	65,173	33,339	51%
Cash and cash equivalents at end of the period	$109,734	$63,579	$46,155	73%
Net cash used in operating activities
Net cash used in operating activities decreased by $10.6 million, or 50%, to $10.6 million in the six months ended June 30, 2026, from cash used in operating activities of $21.2 million in the six months ended June 30, 2025. The decrease in net cash used in operating activities was primarily driven by an increase of $29.0 million related to net income adjusted for non-cash charges, a favorable change in accounts receivable and contract assets of $23.2 million, a favorable change in inventory of $2.0 million, and a favorable change in contract liabilities of $11.2 million. These favorable changes were primarily offset by an unfavorable change in accounts payable of $53.4 million due to increased purchases of raw materials, and an unfavorable change in remaining balance sheet items of $1.5 million.

Net cash used in investing activities
Net cash used in investing activities decreased by $1.1 million, or 23%, to $3.5 million in the six months ended June 30, 2026, from cash used in investing activities of $4.5 million in the six months ended June 30, 2025. The decrease was primarily driven by a decrease in cash spent on purchases of property, plant and equipment of $0.6 million and increase in proceeds from sale of property, plant and equipment of $0.4 million.

Net cash provided by financing activities
Net cash provided by financing activities increased by $3.8 million to $25.4 million in the six months ended June 30, 2026, from net cash provided by $21.6 million in the six months ended June 30, 2025. The increase was primarily driven by higher borrowings of $4.4 million, lower dividend payments of $5.6 million, and lower deferred payments related to historical transactions of $4.8 million. The increase was partially offset by higher payments on debt of $9.5 million and higher payments related to exercising and vesting of stock incentive awards of $1.2 million.

Index

Debt

In thousands	June 30, 2026	December 31, 2025
Revolving credit facility, due 2030	$200,154	$191,819
Term loan, Facility A, due 2030	324,478	328,377
Shareholder loan	57,592	59,101
Other debt	35,455	15,661
Total debt	617,679	594,958
Less current portion of long-term debt	(66,336)	(46,908)
Total long-term debt	$551,343	$548,050
Term loan, Facility A, due 2030
Facility A is a multicurrency senior secured amortizing term loan facility with a total commitment amount of $350.0 million. The interest rate is variable defined based on the applicable reference rate (SOFR, SARON, EURIBOR), plus a margin determined by the Company’s leverage ratio. The average interest rate for the three months ended June 30, 2026 was 5.987%. As of June 30, 2026, debt issuance costs of $4.3 million are deferred and amortized based on the effective interest method.

The Company is subject to certain customary covenants that prohibit the Company from incurring additional indebtedness, limit certain acquisitions, investments, advances or loans and restrict substantial asset sales (all subject to certain exceptions and baskets). In addition, the credit facilities agreement governing Facility A (the “New Credit Facilities Agreement”) also requires the Company to maintain certain financial ratios. For the current reporting period, the Company was required to maintain a leverage ratio that did not exceed 3.75x. The Company was in compliance with all covenants as of June 30, 2026 and December 31, 2025.

Revolving Credit Facility, due 2030

The Revolving Facility is a multicurrency senior secured revolving loan facility with a total commitment amount of up to $250.0 million. The interest rate is variable and based on the applicable reference rate (SOFR, SARON, EURIBOR), plus a margin determined by the Company’s leverage ratio. The average interest rate for the three months ended June 30, 2026 was 5.829%. As of June 30, 2026, debt issuance costs of $3.0 million are deferred and amortized based on a straight-line basis over the term of the debt.

The Company is subject to certain customary covenants that prohibit the Company from incurring additional indebtedness, limit certain acquisitions, investments, advances or loans and restrict substantial asset sales (all subject to certain exceptions and baskets). In addition, the New Credit Facilities Agreement also requires the Company to maintain certain financial ratios. For the current reporting period, the Company was required to maintain a leverage ratio that did not exceed 3.75x. The Company was in compliance with all covenants as of June 30, 2026 and December 31, 2025.

Shareholder loans
As of June 30, 2026 and December 31, 2025, there were subordinated shareholder loans totaling CHF13.6 million (2026: $16.8 million, 2025: $17.1 million) and EUR15.0 million (2026: $17.1 million, 2025: $17.6 million) from PCS Holding AG, as well as CHF10.0 million (2026: $12.4 million, 2025: $12.6 million) and EUR10.0 million (2026: $11.4 million, 2025: $11.8 million) from Gebuka AG.
The loans are originally granted for a fixed term, but the term will be extended if the loan agreement is not terminated 90 days prior to the end date or if an extension agreement is signed. The change in the loan balance as of June 30, 2026 and December 31, 2025 is solely due to foreign exchange rate fluctuations. These shareholder loans were renewed and amended in connection with the New Credit Facilities Agreement.

Index
Other debt
In the first quarter of 2026, the Company entered into an uncommitted revolving credit facility with a maximum availability of $20.0 million and a maturity date of February 9, 2027. The facility bears interest at variable rates based on applicable reference rates (e.g., SOFR, SARON or EURIBOR) plus a margin. The average interest rate for the three months ended June 30, 2026 was 5.896%. The agreement includes customary terms and conditions, including representations and warranties, events of default and covenants typical for facilities of this nature. The lender may cancel the facility any time on short notice. As of June 30, 2026, there was $20.0 million outstanding under the facility. This debt is included in “Other debt” in the table above.

Contingent Liabilities

Changes in Aebi Schmidt’s warranty liability during the periods ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
(in thousands)	2026	2025
Balance of warranty liability, beginning of period	$20,303	$10,206
Accruals for current period sales	3,354	2,778
Cash settlements	(2,710)	(968)
Changes in liability for pre-existing warranties	(1,749)	(18)
Translation adjustment	(317)	978
Balance of warranty liability, end of period	$18,881	$12,976
Aebi Schmidt’s long-term warranty provisions amounting to $2.6 million and $2.0 million at June 30, 2026 and 2025, respectively, are included within other non-current liabilities on its Condensed Consolidated Balance Sheet.

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

Off-Balance Sheet Arrangements
The contingent liabilities include guarantees amounting to $20.3 million and $20.2 million as of June 30, 2026 and December 31, 2025, respectively. Through the normal course of bidding for and executing certain projects, Aebi Schmidt has entered into bid/performance bonds and surety bonds (collectively “performance bonds”) with various financial institutions. Customers can draw on such performance bonds if Aebi Schmidt does not fulfill its contractual obligations. If a performance bond is drawn, Aebi Schmidt would have an obligation to reimburse the financial institution for amounts paid. There have been no significant amounts reimbursed to financial institutions under these types of arrangements for the six months ended June 30, 2026 and 2025.

Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies during the six months ended June 30, 2026. Refer to the Company's Form 10-K for a summary of our policies.

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

Index
of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” in the Form 10-K, which is incorporated herein by reference.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on that evaluation as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
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
The above control deficiencies did not result in a material misstatement to the financial statements. However, the IT general control deficiencies could affect the maintenance of effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports), which could result in misstatements that potentially impact all financial statement accounts and disclosures that would not be prevented or detected.

Remediation Plan

Aebi Schmidt’s management has a remediation plan to remediate the material weaknesses and will continue to evaluate the effectiveness of these remediation efforts.
The remediation plan includes the following actions:

Index
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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not make any unregistered sales of equity securities during the second quarter of 2026.
Item 5.    Other Information.
Rule 10b5-1
During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Index
Item 6.    Exhibits.
(a)Exhibits. The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit No.	Document

3.1	Aebi Schmidt's Articles of Association, incorporated by reference from Aebi Schmidt's Current Report on Form 8-K filed May 21, 2026

10.1
Amendment No. 1 to the Relationship Agreement, by and among Aebi Schmidt, PCS Holding AG and Peter Spuhler, dated April 7, 2026, incorporated by reference from Aebi Schmidt's Current Report on Form 8-K filed April 10, 2026

10.2+	Aebi Schmidt Equity Incentive Plan, incorporated by reference from Aebi Schmidt's Current Report on Form 8-K filed May 21, 2026

10.3+	Form of Director Restricted Stock Award Agreement

10.4+	Form of Restricted Stock Unit Award Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
+ Management contract or compensatory plan or agreement.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2026	Aebi Schmidt Holding AG

	By:	/s/ Barend Fruithof
	Name:	Barend Fruithof
	Title:	Group CEO

	By:	/s/ Marco Portmann
	Name:	Marco Portmann
	Title:	Group CFO