Form 10-Q
period 2026-09-30
Aebi Schmidt Holding AG
filed 2026-11-12
CIK 2048519

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).   ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 6, 2026
Common Stock	77,574,895 shares

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

Index
INDEX
PART I—FINANCIAL INFORMATION

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$86,969	$98,512
Accounts receivable, less allowance for credit losses of $516 and $505	282,219	310,755
Contract assets	93,642	82,342
Inventories	394,258	346,423
Prepaid expense and other current assets	34,805	39,698
Total current assets	891,893	877,730
Property, plant and equipment, net	157,982	167,899
Goodwill	409,092	403,147
Intangible assets, net	313,294	334,726
Deferred tax assets	5,633	5,910
Right of use assets operating leases	165,651	167,162
Other assets	56,594	51,705
TOTAL ASSETS	$2,000,139	$2,008,279

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$211,557	$234,642
Accrued warranty	16,176	17,669
Accrued compensation and related taxes	26,303	36,957
Contract liabilities	22,717	19,856
Operating lease liabilities	17,696	18,856
Other current liabilities and accrued expenses	89,341	86,366
Current portion of long-term debt	44,797	46,908
Total current liabilities	428,587	461,254
Other non-current liabilities	16,283	15,308
Long-term operating lease liabilities	146,891	144,401
Long-term debt, less current portion	488,322	488,949
Long-term loans from shareholders	56,617	59,101
Deferred tax liabilities	25,778	24,315
Total liabilities	1,162,478	1,193,328
Commitments and contingent liabilities
Shareholders' Equity:
Common stock, $1.00 par value: 79,300,000 and 79,300,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; and 77,259,597 and 76,998,754 shares outstanding as of September 30, 2026 and December 31, 2025, respectively.	77,260	76,999
Additional paid-in capital	655,180	652,425
Treasury shares, at cost	(257)	(257)
Retained earnings	73,734	57,551
Accumulated other comprehensive income	31,770	28,183
Total Shareholders’ equity attributable to Aebi Schmidt Holding AG	837,687	814,901
Non-controlling interest	(26)	50
Total Shareholders’ equity	837,661	814,951
TOTAL LIABILITIES AND EQUITY	$2,000,139	$2,008,279

Index
See accompanying Notes to Condensed Consolidated Financial Statements
(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025, see Note 1 - Nature of Operations and Basis of Presentation)

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales	$493,107	$471,325	$1,445,060	$998,254
Cost of products sold	(398,534)	(377,212)	(1,165,806)	(794,003)
Gross profit	94,573	94,113	279,254	204,251

Operating expenses:
Research and development	(6,334)	(8,735)	(19,473)	(18,794)
Selling, general and administrative	(57,736)	(59,296)	(171,985)	(123,594)
Amortization of purchased intangibles	(6,624)	(7,975)	(23,090)	(15,123)
Other operating income (expense)	(73)	(610)	1,508	(990)
Total operating expenses	(70,767)	(76,616)	(213,040)	(158,501)

Operating income	23,806	17,497	66,214	45,750

Other income (expense):
Interest expense	(10,054)	(14,227)	(32,530)	(30,033)
Other income (expense)	4,068	(2,523)	617	(15,333)
Total other income (expense)	(5,986)	(16,750)	(31,913)	(45,366)

Income before income taxes	17,820	747	34,301	384
Income tax (expense) benefit	(7,022)	447	(12,358)	550
Net income	10,798	1,194	21,943	934
Less: Net income (loss) attributable to non-controlling interest	(16)	(12)	(76)	(37)

Net income attributable to Aebi Schmidt Holding AG	$10,814	$1,206	$22,019	$971

Earnings per share
Basic earnings per share	$0.14	$0.02	$0.29	$0.02
Diluted earnings per share	$0.14	$0.02	$0.28	$0.02

Basic weighted average common shares outstanding	77,258	76,963	77,182	52,555
Diluted weighted average common shares outstanding	77,546	77,134	77,491	52,612
See accompanying Notes to Condensed Consolidated Financial Statements.
(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025, see Note 1 - Nature of Operations and Basis of Presentation)

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$10,798	$1,194	$21,943	$934

Other comprehensive income (loss):
Foreign currency translation adjustments	102	178	947	533
Pension benefit (loss), net of tax	3,420	(2,177)	2,640	1,275
Other comprehensive income (loss), net of tax	3,522	(1,999)	3,587	1,808

Comprehensive income (loss)	14,320	(805)	25,530	2,742
Less: Comprehensive income (loss) attributable to non-controlling interests	(16)	(12)	(76)	(37)
Comprehensive income (loss) attributable to Aebi Schmidt Holding AG	$14,336	$(793)	$25,606	$2,779
See accompanying Notes to Condensed Consolidated Financial Statements.
(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025, see Note 1 - Nature of Operations and Basis of Presentation)

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In thousands, except share data)

	Number of shares	Common stock	Additional Paid-in Capital	Treasury shares	Retained earnings	Accumulated Other Comprehensive Income	Total Shareholders’ equity	Non- controlling interest	Total equity
Balance at January 1, 2026	76,998,754	$76,999	$652,425	$(257)	$57,551	28,183	$814,901	$50	$814,951
Translation adjustments in the reporting period						732	732		732
Pension loss						(185)	(185)		(185)
Net income (loss)					695		695	(24)	671
Stock based compensation expense, net of cancellations			239				239		239
Issuance of common stock for Aebi Schmidt RSAs and RSUs, net of tax and cancellations	159,229	159	72				231		231
Dividends declared ($0.025 per share)					(1,946)		(1,946)		(1,946)
Balance at March 31, 2026	77,157,983	$77,158	$652,736	$(257)	$56,300	$28,730	$814,667	$26	$814,693
Translation adjustments in the reporting period						113	113		113
Pension loss						(595)	(595)		(595)
Net income (loss)					10,510		10,510	(36)	10,474
Stock based compensation expense, net of cancellations	54,492	55	910				965		965
Issuance of common stock for Aebi Schmidt RSAs and RSUs, net of tax and cancellations	4,353	4	585				589		589
Dividends declared ($0.025 per share)					(1,945)		(1,945)		(1,945)
Balance at June 30, 2026	77,216,828	$77,217	$654,231	$(257)	$64,865	$28,248	$824,304	$(10)	$824,294
Translation adjustments in the reporting period						102	102		102
Pension gain						3,420	3,420		3,420
Net income (loss)					10,814		10,814	(16)	10,798
Stock based compensation expense, net of cancellations	7,412	7	482				489		489
Issuance of common stock for Aebi Schmidt RSAs and RSUs, net of tax and cancellations	35,357	36	467				503		503
Dividends declared ($0.025 per share)					(1,945)		(1,945)		(1,945)
Balance at September 30, 2026	77,259,597	$77,260	$655,180	$(257)	$73,734	$31,770	$837,687	$(26)	$837,661

	Number of shares	Common stock	Additional Paid-in Capital	Treasury shares	Retained earnings	Accumulated Other Comprehensive Income	Total Shareholders’ equity	Non- controlling interest	Total equity
Balance at January 1, 2025	40,351,680	$40,352	$232,281	$(257)	$61,247	31,469	$365,092	$83	$365,175
Translation adjustments in the reporting period						181	181		181
Pension benefit						3,986	3,986		3,986
Net income					2,075		2,075	(13)	2,062
Balance at March 31, 2025	40,351,680	$40,352	$232,281	$(257)	$63,322	$35,636	$371,334	$70	$371,404
Translation adjustments in the reporting period						174	174		174
Pension loss						(534)	(534)		(534)
Net loss					(2,310)		(2,310)	(12)	(2,322)
Dividends declared ($0.24 per share					(9,525)		(9,525)		(9,525)
Balance at June 30, 2025	40,351,680	$40,352	$232,281	$(257)	$51,487	$35,276	$359,139	$58	$359,197
Translation adjustments in the reporting period						178	178		178
Pension loss						(2,177)	(2,177)		(2,177)
Net income (loss)					1,206		1,206	(12)	1,194
Historical AEBI Employee Share Plan Reclassification to Equity			9,144				9,144		9,144
Issuance of common stock related to the Merger	36,591,107	36,591	406,512				443,103		443,103
Issuance of common stock for Aebi Schmidt RSAs and RSUs, net of tax and cancellations	34,051	34	3,288				3,322		3,322
Stock based compensation expense for 2025 Retention Awards, net of cancellations			306				306		306
Dividends declared ($0.03 per share)					(1,972)		(1,972)		(1,972)
Balance at September 30, 2025	76,976,838	$76,977	$651,531	$(257)	$50,721	$33,277	$812,249	$46	$812,295
See accompanying Notes to Condensed Consolidated Financial Statements.
(Reflects the retrospective application of the 1-for-7.5 forward stock split effective July 1, 2025, see Note 1 - Nature of Operations and Basis of Presentation)

Index
AEBI SCHMIDT HOLDING AG AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$21,943	$934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,026	28,041
Non-cash stock based compensation expense	3,066	5,288
Foreign exchange (gains) losses on debt	(653)	3,332
Non-cash financing costs	1,371	4,366
Changes in valuation of liability for employee share plan	—	(6,377)
Deferred taxes	6,927	(4,691)
Pension	(348)	(520)
Other, net	(39)	122

Changes in operating assets and liabilities:
Accounts receivable and contract assets	13,336	(40,351)
Inventories	(61,139)	(43,555)
Accounts payable	(22,018)	50,772
Contract liabilities	8,682	(995)
Income tax payable and receivable	(1,914)	(2,189)
Accrued compensation and related taxes	(9,611)	16,314
Other current liabilities and accrued expenses	(19,354)	(26,599)
Other assets and liabilities	17,121	(8,444)
Net cash used in operating activities	(1,604)	(24,552)

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,219)	(10,427)
Purchases of intangible assets	—	(34)
Proceeds from sale of property, plant and equipment	1,143	494
Net cash acquired in the acquisition of a business	—	19,905
Net cash provided by (used in) investing activities	(7,076)	9,938

Cash flows from financing activities:
Proceeds from issuance of debt	45,510	612,000
Payments on debt	(39,311)	(514,000)
Deferred payments related to historical transactions	(916)	(5,694)
Payment of finance lease principal	(1,195)	(1,011)
Payments of dividends	(5,903)	(11,607)
Exercising and vesting of stock incentive awards	(1,189)	(1,966)
Net cash provided by (used in) financing activities	(3,004)	77,722

Effect of exchange rate changes on cash and cash equivalents	141	(2,310)
Net increase (decrease) in cash and cash equivalents	(11,543)	60,798
Cash and cash equivalents at beginning of period	98,512	65,173
Cash and cash equivalents at end of period	$86,969	$125,971

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	30,001	29,665

Index
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
The Merger is accounted for as a forward merger using the acquisition method of accounting, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), with Aebi Schmidt treated as the legal and accounting acquirer and Shyft treated as the legal and accounting acquiree. For further information regarding the Transaction please refer to Note 12 – Business Combination.
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

Recently Issued Accounting Pronouncements Not Yet Adopted.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40) (“ASU 2024-03”). This ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to Consolidated Financial Statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the Consolidated Financial Statements. Early adoption is also permitted. This ASU will result in the required additional disclosures being included in the Consolidated Financial Statements, once adopted. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on the Consolidated Financial Statements.

In January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement, ASU 2024-03, as clarified by ASU 2025-01, is effective for the fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-01 on the Consolidated Financial Statements.
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

NOTE 2 – REVENUE
Contract Assets and Liabilities
The tables below disclose changes in contract assets and liabilities for the nine months ended September 30, 2026 and 2025.

Contract Assets	September 30, 2026	September 30, 2025
Contract assets, beginning of period	$82,342	$24,145
Reclassification of contract assets to receivables, as the result of rights to consideration becoming unconditional (1)	(65,689)	(44,735)
Contract assets recognized, net of reclassification to receivables (1)	76,989	103,222
Contract assets, end of period	$93,642	$82,632

Contract Liabilities
Contract liabilities, beginning of period	$19,856	$20,044
Reclassification of contract liabilities to revenue, as the result of performance obligations satisfied (2)	(9,004)	(12,626)
Cash received in advance and not recognized in revenue (2)	11,865	15,912
Contract liabilities, end of period	$22,717	$23,330
(1) Includes contract assets acquired in the Merger with Shyft. Refer to Note 12 - Business Combination.
(2) Includes contract liabilities acquired in the Merger with Shyft. Refer to Note 12 - Business Combination.
The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the North America and Europe and Rest of the World (“ROW”) segments are $1,098,172 and $214,424 respectively, with substantially all revenue expected to be recognized within one year as of September 30, 2026.

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

	Three Months Ended September 30, 2026
	New Business	After Sales	Total
Primary geographical markets
North America	$326,723	$35,904	$362,627
Europe and ROW	101,025	29,455	130,480
Total Sales	$427,748	$65,359	$493,107

Timing of revenue recognition
Products transferred at a point in time	$197,114	$57,534	$254,648
Products and services transferred over time	230,634	7,825	238,459
Total Sales	$427,748	$65,359	$493,107

	Three Months Ended September 30, 2025
	New Business	After Sales	Total
Primary geographical markets
North America	$299,694	$36,271	$335,965
Europe and ROW	105,896	29,464	135,360
Total Sales	$405,590	$65,735	$471,325

Timing of revenue recognition
Products transferred at a point in time	$168,075	$58,982	$227,057
Products and services transferred over time	237,515	6,753	244,268
Total Sales	$405,590	$65,735	$471,325

	Nine Months Ended September 30, 2026
	New Business	After Sales	Total
Primary geographical markets
North America	$950,550	$105,662	$1,056,212
Europe and ROW	292,367	96,481	388,848
Total Sales	$1,242,917	$202,143	$1,445,060

Timing of revenue recognition
Products transferred at a point in time	$564,793	$182,683	$747,476
Products and services transferred over time	678,124	19,460	697,584
Total Sales	$1,242,917	$202,143	$1,445,060

Index

	Nine Months Ended September 30, 2025
	New Business	After Sales	Total
Primary geographical markets
North America	$564,826	$64,674	$629,500
Europe and ROW	281,802	86,952	368,754
Total Sales	$846,628	$151,626	$998,254

Timing of revenue recognition
Products transferred at a point in time	$484,116	$132,226	$616,342
Products and services transferred over time	362,512	19,400	381,912
Total Sales	$846,628	$151,626	$998,254
NOTE 3 – INVENTORIES
Inventories are summarized as follows:

	September 30, 2026	December 31, 2025
Finished goods	$128,853	$113,716
Work in process	63,623	49,713
Raw materials and purchased components	201,782	182,994
Total Inventories	$394,258	$346,423
NOTE 4 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are summarized by major classifications as follows:

	September 30, 2026	December 31, 2025
Land and Building	$136,485	$135,760
Technical installation and machinery	94,166	91,843
Plant and office equipment	54,484	55,871
Assets under construction	7,735	8,474
Subtotal	292,870	291,948
Less: accumulated depreciation	(134,888)	(124,049)
Total Property, plant and equipment, net	$157,982	$167,899
The Company recorded depreciation expense of $5,474 and $6,785 during the three months ended September 30, 2026 and 2025, respectively, and $16,522 and $12,219 during the nine months ended September 30, 2026 and 2025, respectively.
NOTE 5 – LEASES
The Company has both operating and finance leases for land, buildings, machinery, vehicles and certain equipment. Our leases have remaining lease terms of 1 to 25 years, some of which include options to extend the lease agreements for up to 12 years. Our leases do not contain residual value guarantees. As of September 30, 2026 and December 31, 2025, assets recorded under finance leases were immaterial.

Index
Operating lease expenses are classified as cost of products sold and selling, general and administrative on the Condensed Consolidated Statements of Operations. The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating leases	$7,831	$7,499	$23,423	$15,172
Finance leases
Amortization of right of use assets	1,021	201	1,532	461
Interest on lease liabilities	27	20	79	40
Short-term leases	532	213	1,324	292
Variable lease expense	76	119	256	357
Sublease income	(407)	(570)	(1,236)	(1350)
Total lease expense	$9,080	$7,482	$25,378	$14,972
The weighted average remaining lease term and weighted average discount rate were as follows:

	September 30,
	2026	2025
Weighted average remaining lease term (in years)
Finance leases	4	3
Operating leases	12	12

Weighted average discount rate
Finance leases	4.97%	3.32%
Operating leases	6.07%	5.63%
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - Financing cash flows	$1,195	$1,011
Finance leases - Operating cash flows	79	40
Operating leases - Operating cash flows	21,410	14,759

Right of use assets obtained in exchange for lease obligations:
Operating leases	18,268	104,662
Finance leases	894	1,122
	$19,162	$105,784

Index
Maturities of lease liabilities as of September 30, 2026, are as follows:

Years ending December 31:	Finance	Operating
2026	$196	$7,124
2027	682	25,912
2028	551	22,835
2029	439	21,067
2030	299	19,171
2031	92	17,540
Thereafter	—	125,189
Total lease payments	2,259	238,838
Less: imputed interest	$(201)	$(74,251)
Total lease liabilities	$2,058	$164,587
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
Our income tax (expense) benefit was $(7,022) and $447 for the three months ended September 30, 2026 and 2025, respectively. The tax (expense) benefit represented a (39.4)% and 59.8% effective tax rate for the three months ended September 30, 2026 and 2025, respectively. Income tax (expense) benefit was $(12,358) and $550 for the nine months ended September 30, 2026 and 2025, respectively. The tax (expense) benefit represented a (36.0)% effective tax rate and 143.2% effective tax rate for the nine months ended September 30, 2026 and 2025, respectively.
The Organization for Economic Cooperation and Development’s (“OECD”) Pillar Two global corporate minimum tax rate of 15% has been in effect since 2024 and applies for companies with revenues of at least €750 million. The Company is subject to the Pillar Two regulations. The Company has continued to evaluate the effect of this through the third quarter of 2026 and determined that it did not have any material impacts for the current year. The Company will continue to assess the impact of the Pillar Two minimum tax regulations, including the impact from additional clarifications that are published by OECD and local tax authorities.
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act of 2025 (“OBBBA”) into law. The OBBBA includes provisions allowing accelerated tax deductions for qualified property and research expenditures and limitations on business interest deductions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others being implemented through 2027. The enactment of the OBBBA did not have a material impact on the Company’s effective tax rate for the three and nine months ended September 30, 2026. Administrative guidance interpreting the OBBBA will be released over coming quarters which the Company will continue to monitor.

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

Index
warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. An estimate of possible penalty or loss, if any, cannot be made at this time.
Changes in the warranty liability are summarized below:

	Nine Months Ended September 30,
	2026	2025
Balance of warranty liability, beginning of period	$20,303	$10,206
Accruals for current period sales	4,419	4,371
Cash settlements	(3,537)	(2,739)
Changes in liability for pre-existing warranties	(1,975)	38
Acquisition	—	6,782
Translation adjustment	(402)	980
Balance of warranty liability, end of period	$18,808	$19,638
Long-term warranty provision amounting to $2,632 and $2,129 as of September 30, 2026 and 2025, respectively is included within the Other non-current liabilities in the Condensed Consolidated Balance Sheets.
Chassis Pool Agreements
As of September 30, 2026 and December 31, 2025, chassis consigned inventory was approximately $24,279 and $119,091, respectively. The Company incurred $186 and $1,128 of interest expense related to the chassis on hand during the three months ended September 30, 2026 and 2025, respectively, and $2,322 and $1,592 during the nine months ended September 30, 2026 and 2025, respectively. For further information regarding our chassis pool agreements, please refer to “Note 8 - Commitments and Contingent Liabilities” in the Company’s Form 10-K.

NOTE 8 – DEFINED BENEFIT PENSION PLANS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service cost	$637	$676	$1,963	$1,947
Interest cost	488	428	1,498	1,239
Interest income	(1,163)	(1,173)	(3,582)	(3,387)
Amortization of net gain	(121)	(253)	(376)	(729)
Administrative expenses	48	49	149	141
Total Benefit cost	$(111)	$(273)	$(348)	$(789)
The components of net periodic pension and other postretirement cost, other than service cost, are included in Other income (expense) in our Condensed Consolidated Statements of Operations.

Index
NOTE 9 – DEBT
Debt consists of the following:

	September 30, 2026	December 31, 2025
Revolving credit facility, due 2030	$194,590	$191,819
Term loan, Facility A, due 2030	324,256	328,377
Shareholder loan	56,617	59,101
Other debt	14,273	15,661
Total debt	589,736	594,958
Less current portion of long-term debt	(44,797)	(46,908)
Total long-term debt	$544,939	$548,050
Term loan, Facility A, due 2030

Facility A is a multicurrency senior secured amortizing term loan facility with a total commitment amount of $350,000. The interest rate is variable defined based on the applicable reference rate (SOFR, SARON, EURIBOR), plus a margin. The margin increases with the Company’s leverage ratio. The average interest rate for the three months ended September 30, 2026 was 5.981%. As of September 30, 2026, debt issuance costs of $3,999 are deferred and amortized based on the effective interest method.

The Company is subject to certain customary covenants that prohibit the Company from incurring additional indebtedness, limit certain acquisitions, investments, advances or loans and restrict substantial asset sales (all subject to certain exceptions and baskets). In addition, the credit facilities agreement governing Facility A (the “New Credit Facilities Agreement”) also requires the Company to maintain certain financial ratios. For the current reporting period, the Company was required to maintain a leverage ratio that did not exceed 3.75x. The Company was in compliance with all covenants as of September 30, 2026 and December 31, 2025.

Revolving credit facility, due 2030

The New Credit Facilities Agreement also provides for a multicurrency senior secured revolving loan facility (the “Revolving Facility”) with a total commitment amount of up to $250,000. The interest rate is variable and based on the applicable reference rate (SOFR, SARON, EURIBOR), plus a margin. The margin increases with the Company’s leverage ratio. The average interest rate for the three months ended September 30, 2026 was 5.799%. As of September 30, 2026, debt issuance costs of $2,856 are deferred and amortized based on a straight-line basis over the term of the debt.

The Company is subject to certain customary covenants that prohibit the Company from incurring additional indebtedness, limit certain acquisitions, investments, advances or loans and restrict substantial asset sales (all subject to certain exceptions and baskets). In addition, the New Credit Facilities Agreement also requires the Company to maintain certain financial ratios. For the current reporting period, the Company was required to maintain a leverage ratio that did not exceed 3.75x. The Company was in compliance with all covenants as of September 30, 2026 and December 31, 2025.

Shareholder loans
As of September 30, 2026 and December 31, 2025, there were subordinated shareholder loans totaling CHF13,563 (2026: $16,249, 2025: $17,110) and EUR15,000 (2026: $17,033, 2025: $17,626) from PCS Holding AG, as well as CHF10,000 (2026: $11,980, 2025: $12,615) and EUR10,000 (2026: $11,355, 2025: $11,750) from Gebuka AG. The loans are originally granted for a fixed term, but the term will be extended if the loan agreement is not terminated 90 days prior to the end date or if an extension agreement is signed. The change in the loan balance as of September 30, 2026 and December 31, 2025 is solely due to foreign exchange rate fluctuations. These shareholder loans were renewed and amended in connection with the New Credit Facilities Agreement.

Index
Other debt
In the first quarter of 2026, the Company entered into an uncommitted revolving credit facility with a maximum availability of $20,000 and a maturity date of February 9, 2027. The facility bears interest at variable rates based on applicable reference rates (e.g., SOFR, SARON or EURIBOR) plus a margin. The average interest rate for the three months ended September 30, 2026 was 5.937%. The agreement includes customary terms and conditions, including representations and warranties, events of default and covenants typical for facilities of this nature. The lender may cancel the facility any time on short notice. The Company paid off $20,000 of borrowing under this facility in the third quarter of 2026 and there were no borrowings under this facility as of September 30, 2026.

Off-balance sheet arrangements

The contingent liabilities include guarantees amounting to $20,796 and $20,246 as of September 30, 2026 and December 31, 2025, respectively. Through the normal course of bidding for and executing certain projects, the Company has entered into bid/performance bonds and surety bonds (collectively “performance bonds”) with various financial institutions. Customers can draw on such performance bonds if the Company does not fulfil its contractual obligations. If a performance bond is drawn, the Company would have an obligation to reimburse the financial institution for amounts paid. There have been no significant amounts reimbursed to financial institutions under these types of arrangements for the nine months ended September 30, 2026 and 2025.
NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of AOCI, net of tax are as follows:

	September 30, 2026	September 30, 2025
Foreign currency translation adjustments	$10,623	$9,597
Pension benefits	21,147	23,680
Total accumulated other comprehensive income	$31,770	$33,277
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

Index

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Basic earnings per share:
Net income	$10,814	$1,206	$22,019	$971
Shares used in computation:
Weighted-average shares of common stock outstanding	77,258	76,963	77,182	52,555
Basic earnings per share	$0.14	$0.02	$0.29	$0.02

Diluted earnings per share:
Net income	$10,814	$1,206	$22,019	$971
Shares used in computation:
Weighted-average share of common stock outstanding	77,258	76,963	77,182	52,555
Effect of dilutive stock-based awards	288	171	309	57
Weighted-average number of shares	77,546	77,134	77,491	52,612
Diluted earnings per share	$0.14	$0.02	$0.28	$0.02
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

For the three and nine months ended September 30, 2026, Shyft generated revenue of $214,376 and $611,588 and operating income of $15,392 and $30,720, respectively, which are included in the accompanying condensed consolidated financial statements.

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

Supplemental Pro Forma (unaudited)

The following table summarizes the unaudited supplemental pro forma financial information for the three- and nine-month periods ended September 30, 2025, as if the acquisition were completed on January 1, 2024. The unaudited pro forma information was prepared in accordance with the requirements of ASC 805. Pro forma adjustments have been made to reflect the impact of incremental non-recurring acquisition-related adjustments, including transaction costs of $14,583, cash retention awards of $1,778, share-based compensation of $3,006, employee severance of $15,140 and adjustment related to fair value step-up to inventory of $934. The adjustments also include the interest expense related to the debt modification, amortization of acquired intangible assets and lease remeasurement, depreciation of the fair-valued tangible assets, and the related tax effects of these adjustments.

(In thousands amounts)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Revenue	$471,325	$1,376,945
Net income	$14,485	$9,124

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

Index
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
Sales and other financial information by reportable segment for the three months ended September 30, 2026, and September 30, 2025, are as follows:

	Three Months Ended September 30, 2026
	Segment
	North America	Europe and ROW	Total
New Business	$326,723	$101,025	$427,748
After Sales	35,904	29,455	65,359
Segment sales	$362,627	$130,480	$493,107

Depreciation and amortization expense	$11,017	$2,054	$13,071
Segment assets	$1,525,834	$474,305	$2,000,139
Capital expenditures	$2,770	$948	$3,718

	Three Months Ended September 30, 2025
	Segment
	North America	Europe and ROW	Total
New Business	$299,694	$105,896	$405,590
After Sales	36,271	29,464	65,735
Segment sales	$335,965	$135,360	$471,325

Depreciation and amortization expense	$13,430	$1,560	$14,990
Segment assets	$1,567,229	$508,131	$2,075,360
Capital expenditures	$3,323	$1,880	$5,203

Index
Segment Adjusted EBITDA is as follows:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	North America	Europe and ROW	North America	Europe and ROW
Sales	$362,627	$130,480	$335,965	$135,360
Cost of products sold	294,652	103,882	271,447	105,765
Research and development	1,916	4,418	3,838	4,897
Selling, general and administrative	40,892	16,844	48,404	10,892
Other segment items(1)	(12,035)	(1,709)	(22,043)	5,928
Segment Adjusted EBITDA	$37,202	$7,045	$34,319	$7,878
(1)Other segment items include, other operating income and expenses, other income and expenses, depreciation and amortization, transaction related expenses, integration costs, non-service cost related pension expense and legacy plan, foreign exchange gain on external debts and other non-recurring.
The reconciliation of total Segment Adjusted EBITDA to Income (loss) before income taxes is as follows:

	Three Months Ended September 30,
	2026	2025
Total Segment Adjusted EBITDA	$44,247	$42,197
Interest expense	(10,054)	(14,227)
Foreign exchange losses on external debt	930	250
Depreciation and amortization	(13,071)	(14,990)
Restructuring and other related expenses	(3,038)	(14,423)
Transaction related expenses	—	(3,875)
Integration costs	(337)	—
Settlement of acquisition	(426)	(449)
Change in valuation of liability for legacy Aebi Schmidt employee share plan	—	6,377
Pension related income, net	746	1,025
Legal matters	(303)	—
Change in provision for contingencies	555	381
Non-cash stock-based compensation expenses	(322)	(825)
Other non-operating one-off items	(1,107)	(694)
Income before income taxes	$17,820	$747

Index
Sales and other financial information by reportable segment for the nine months ended September 30, 2026, and September 30, 2025 are as follows:

	Nine Months Ended September 30, 2026
	Segment
	North America	Europe and ROW	Total
New Business	$950,550	$292,367	$1,242,917
After Sales	105,662	96,481	202,143
Segment sales	$1,056,212	$388,848	$1,445,060

Depreciation and amortization expense	$35,830	$5,196	$41,026
Segment assets	$1,525,834	$474,305	$2,000,139
Capital expenditures	$5,510	$2,709	$8,219

	Nine Months Ended September 30, 2025
	Segment
	North America	Europe and ROW	Total
New Business	$564,826	$281,802	$846,628
After Sales	64,674	86,952	151,626
Segment sales	$629,500	$368,754	$998,254

Depreciation and amortization expense	$23,376	$4,665	$28,041
Segment assets	$1,567,229	$508,131	$2,075,360
Capital expenditures	$6,743	$3,684	$10,427
Segment Adjusted EBITDA is as follows:

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	North America	Europe and ROW	North America	Europe and ROW
Sales	$1,056,212	$388,848	$629,500	$368,754
Cost of products sold	857,817	307,989	503,642	290,361
Research and development	5,271	14,202	5,043	13,751
Selling, general and administrative	119,856	52,129	77,091	46,503
Other segment items(1)	(25,799)	(5,882)	(25,655)	2,751
Segment Adjusted EBITDA	$99,067	$20,410	$69,379	$15,388
(1)Other segment items include, other operating income and expenses, other income and expenses, depreciation and amortization, transaction related expenses, integration costs, non-service cost related pension expense and legacy plan, foreign exchange gain on external debts and other non-recurring items.

Index
The reconciliation of total Segment Adjusted EBITDA to Income (loss) before income taxes is as follows:

	Nine Months Ended September 30,
	2026	2025
Total Segment Adjusted EBITDA	$119,477	$84,767
Interest expense	(32,530)	(30,033)
Foreign exchange gains/losses on external debt	653	(3,332)
Depreciation and amortization	(41,026)	(28,041)
Restructuring and other related expenses	(4,856)	(15,190)
Transaction related expenses	—	(14,583)
Integration costs	(4,276)	—
Settlement of acquisition	(1,274)	(1,317)
Changes in valuation of liability for legacy Aebi Schmidt employee share plan	—	6,377
Pension related income, net	2,261	2,979
Legal matters	(1,697)	(586)
Change in provision for contingencies	1,318	920
Non-cash stock-based compensation expenses	(1,295)	(825)
Other non-operating one-off items	(2,454)	(752)
Income before income taxes	$34,301	$384
The following table presents sales disaggregated by geography which exceed 10% of total sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S.	$339,411	$354,240	$1,008,537	$628,427
Switzerland	16,804	13,643	46,868	38,389
Other	136,892	103,442	389,655	331,438
Total sales	$493,107	$471,325	$1,445,060	$998,254

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S.	68.8%	75.2%	69.8%	63.0%
Switzerland	3.4%	2.9%	3.2%	3.8%
Other	27.8%	21.9%	27.0%	33.2%
Total sales	100.0%	100.0%	100.0%	100.0%
The following table presents assets disaggregated by geography that exceeds 10% of total assets:

Index

	As of
	September 30, 2026	December 31, 2025
U.S.	$1,501,210	$1,495,145
Switzerland	173,669	177,549
Other	325,260	335,585
Total assets	$2,000,139	$2,008,279

	As of
	September 30, 2026	December 31, 2025
U.S.	75.1%	74.4%
Switzerland	8.7%	8.8%
Other	16.2%	16.8%
Total assets	100.0%	100.0%
NOTE 14 – SUBSEQUENT EVENTS
On November 8, 2026, the Company entered into a definitive share purchase agreement to acquire 100% of the shares of O.J. Watson Company, Inc., a family-owned municipal and commercial upfitter based in Denver, Colorado. The acquisition would give Aebi Schmidt Group a direct presence in the Rocky Mountain region for the first time and strengthen its municipal business in North America.

The transaction is expected to close during the fourth quarter of fiscal year 2026 and it is subject to customary closing conditions. The Company did not record any amounts related to the anticipated acquisition as of September 30, 2026, as the transaction represents a nonrecognized subsequent event.

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

Aebi Schmidt operates in two reportable segments, which consist of (i) North America and (ii) Europe and the Rest of the World (“ROW”). Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results we may achieve for the full year ending December 31, 2026.

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

The following table presents a summary of Aebi Schmidt’s key performance indicators for the nine months ended September 30, 2026 and September 30, 2025.

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025
Sales	$1,445,060	$998,254
Net income	21,943	934
Net income margin	1.52%	0.09%
Adjusted EBITDA(1)	119,477	84,767
Adjusted EBITDA margin(1)	8.3%	8.5%
Net cash used in operating activities	(1,604)	(24,552)
(1)Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. See the section titled “Non-GAAP Financial Measures” below for the definitions of these measures and the reconciliations to the most directly comparable U.S. GAAP financial measure.

Index

Results of Operations

Three months ended September 30, 2026 compared with three months ended September 30, 2025

Results for Aebi Schmidt for the three months ended September 30, 2026, compared to results for the three months ended September 30, 2025.

	For the Three Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Sales	$493,107	$471,325	$21,782	5%
Cost of products sold	(398,534)	(377,212)	(21,322)	6%
Gross profit	94,573	94,113	460	—%
Operating expenses:
Research and development	(6,334)	(8,735)	2,401	(27%)
Selling, general and administrative	(57,736)	(59,296)	1,560	(3%)
Amortization of purchased intangibles	(6,624)	(7,975)	1,351	(17%)
Other operating income (expense)	(73)	(610)	537	(88%)
Total operating expenses	(70,767)	(76,616)	5,849	(8%)
Operating income	23,806	17,497	6,309	36%
Other income (expense):
Interest expense	(10,054)	(14,227)	4,173	(29%)
Other income (expense)	4,068	(2,523)	6,591	n.m.
Total other income (expense)	(5,986)	(16,750)	10,764	(64%)
Income before income taxes	17,820	747	17,073	2,286%
Income tax (expense) benefit	(7,022)	447	(7,469)	n.m.
Net income	10,798	1,194	9,604	804%
Less: Net income (loss) attributable to non-controlling interest	(16)	(12)	(4)	33%
Net income attributable to Aebi Schmidt Holding AG	$10,814	$1,206	$9,608	797%
n.m. – not meaningful
Sales
Sales increased by $21.8 million, or 5%, to $493.1 million in the three months ended September 30, 2026, from $471.3 million in the three months ended September 30, 2025. The increase in sales was primarily driven by an increase in new business sales of $22.2 million, partially offset by a decrease in after sales of $0.4 million.

Cost of products sold
Cost of products sold increased by $21.3 million, or 6%, to $398.5 million in the three months ended September 30, 2026, from $377.2 million in the three months ended September 30, 2025. The increase in cost of products sold was driven by an increase of $19.9 million in costs related to new business sales and an increase of $1.5 million in costs related to after sales.

Research and development expense
Research and development expense decreased by $2.4 million, or 27%, to $6.3 million in the three months ended September 30, 2026, from $8.7 million in the three months ended September 30, 2025 driven by a decrease of $2.0 million in activity attributable to Shyft.

Index
Selling, general and administrative expense
Selling, general and administrative expense decreased by $1.6 million, or 3%, to $57.7 million in the three months ended September 30, 2026, from $59.3 million in the three months ended September 30, 2025. The decrease in selling, general and administrative expense was primarily driven by a decrease in management costs and other selling, general and administrative costs of $1.1 million, a decrease in human resources costs of $0.8 million and a decrease in IT costs of $0.5 million, partially offset by an increase of the sales and after sales related costs of $0.9 million.

Amortization of purchased intangibles
Amortization of purchased intangibles decreased by $1.4 million, or 17%, to $6.6 million in the three months ended September 30, 2026, from $8.0 million in the three months ended September 30, 2025. The decrease was primarily attributable to the amortization of order backlog intangible asset acquired as part of the Merger with Shyft that was fully amortized at the end of June 30, 2026.

Other operating income (expense)
Other operating expense decreased by $0.5 million to $0.1 million in the three months ended September 30, 2026, from $0.6 million in the three months ended September 30, 2025. The decrease in other operating expense was primarily driven by a decrease of net foreign exchange losses of $0.5 million.

Interest expense
Interest expense decreased by $4.2 million, or 29%, to $10.0 million in the three months ended September 30, 2026, from $14.2 million in the three months ended September 30, 2025. The decrease in interest expense was primarily driven by a decrease in interest expense attributable to Aebi Schmidt of $2.3 million driven by lower interest rates and lower average of debt, as well as a decrease of $1.3 million in costs related to the refinancing in connection with the Merger.

Other income (expense)
Other income increased by $6.6 million to $4.1 million in the three months ended September 30, 2026, from other expense of $2.5 million in the three months ended September 30, 2025. The increase in other income was driven by an income attributable to settlements and adjustments to claims of $3.1 million, a decrease in the transaction related expense and integration costs of $2.8 million, and a decreases in net foreign exchange losses on financial positions of $0.7 million.

Income tax (expense) benefit
Income tax expense increased by $7.4 million to $7.0 million in the three months ended September 30, 2026, from income tax benefit of $0.4 million in the three months ended September 30, 2025. The increase in income tax expense was primarily driven by higher taxable income in the three months ended September 30, 2026.

Index
Nine months ended September 30, 2026 compared with nine months ended September 30, 2025

Results for Aebi Schmidt for the nine months ended September 30, 2026, compared to results for the nine months ended September 30, 2025.

	For the Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Sales	$1,445,060	$998,254	$446,806	45%
Cost of products sold	(1,165,806)	(794,003)	(371,803)	47%
Gross profit	279,254	204,251	75,003	37%
Operating expenses:
Research and development	(19,473)	(18,794)	(679)	4%
Selling, general and administrative	(171,985)	(123,594)	(48,391)	39%
Amortization of purchased intangibles	(23,090)	(15,123)	(7,967)	53%
Other operating income (expense)	1,508	(990)	2,498	n.m.
Total operating expenses	(213,040)	(158,501)	(54,539)	34%
Operating income	66,214	45,750	20,464	45%
Other income (expense):
Interest expense	(32,530)	(30,033)	(2,497)	8%
Other income (expense)	617	(15,333)	15,950	n.m.
Total other income (expense)	(31,913)	(45,366)	13,453	(30%)
Income before income taxes	34,301	384	33,917	8833%
Income tax (expense) benefit	(12,358)	550	(12,908)	n.m.
Net income	21,943	934	21,009	2249%
Less: Net income (loss) attributable to non-controlling interest	(76)	(37)	(39)	105%
Net income attributable to Aebi Schmidt Holding AG	$22,019	$971	$21,048	2168%
n.m. – not meaningful
Sales
Sales increased by $446.8 million, or 45%, to $1,445.1 million in the nine months ended September 30, 2026, from $998.3 million in the nine months ended September 30, 2025. The increase in sales was primarily driven by $397.2 million in sales attributable to Shyft, an increase in new business sales of $38.4 million, and an increase in after sales of $11.2 million.

Cost of products sold
Cost of products sold increased by $371.8 million, or 47%, to $1,165.8 million in the nine months ended September 30, 2026, from $794.0 million in the nine months ended September 30, 2025. The increase in cost of products sold was driven by $327.5 million in costs of products sold attributable to Shyft, an increase of $37.2 million in costs related to new business sales, and an increase of $7.2 million in costs related to after sales.

Research and development expense
Research and development expense increased by $0.7 million, or 4%, to $19.5 million in the nine months ended September 30, 2026, from $18.8 million in the nine months ended September 30, 2025. The increase in research and development expense was primarily driven by $0.1 million in costs attributable to Shyft and the development of product solutions.

Index
Selling, general and administrative expense
Selling, general and administrative expense increased by $48.4 million, or 39%, to $172.0 million in the nine months ended September 30, 2026, from $123.6 million in the nine months ended September 30, 2025. The increase in selling, general and administrative expense was primarily driven by $43.0 million in costs attributable to Shyft, along with an increase in finance department expenses of $1.4 million, an increase in sales department costs of $3.0 million, and an increase in IT costs of $1.5 million, partially offset by a decrease in management and other costs of $1.1 million and a decrease in human resources costs of $0.8 million.

Amortization of purchased intangibles
Amortization of purchased intangibles increased by $8.0 million, or 53%, to $23.1 million in the nine months ended September 30, 2026, from $15.1 million in the nine months ended September 30, 2025. The increase is primarily attributable to amortization of intangible assets acquired as part of the Merger with Shyft.

Other operating income (expense)
Other operating income increased by $2.5 million to $1.5 million in the nine months ended September 30, 2026, from other operating expense of $1.0 million in the nine months ended September 30, 2025. The increase in other operating income was primarily driven by an increase of net foreign exchange gains of $2.1 million.

Interest expense
Interest expense increased by $2.5 million, or 8%, to $32.5 million in the nine months ended September 30, 2026, from $30.0 million in the nine months ended September 30, 2025. The increase in interest expense was primarily driven by an increase in interest expense attributable to Aebi Schmidt of $4.8 million and interest expense attributable to Shyft of $0.7 million, offset by a decrease of $3.3 million in costs related to the refinancing in connection with the Merger.

Other income (expense)
Other expense decreased by $15.9 million to other income of $0.6 million in the nine months ended September 30, 2026, from other expense of $15.3 million in the nine months ended September 30, 2025. The decrease in other expense was driven by a decrease in the transaction related expense and integration costs of $10.9 million, a decrease in net foreign exchange losses on financial positions of $4.0 million, an income attributable to settlements and adjustments to claims of $3.5 million, partially offset by an increase in other legal claims and costs of $2.1 million.

Income tax (expense) benefit
Income tax expense increased by $13.0 million to an expense of $12.4 million in the nine months ended September 30, 2026, from a benefit of $0.6 million in the nine months ended September 30, 2025. The increase in income tax expense was primarily driven by higher taxable income in the nine months ended September 30, 2026.

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

Three months ended September 30, 2026 compared with three months ended September 30, 2025

	For the Three Months Ended September 30, 2026
(in thousands)	North America	Europe and ROW	Total
Segment sales	$362,627	$130,480	$493,107
Segment Adjusted EBITDA	$37,202	$7,045	$44,247

Index

	For the Three Months Ended September 30, 2025
	North America	Europe and ROW	Total
Segment sales	$335,965	$135,360	$471,325
Segment Adjusted EBITDA	$34,319	$7,878	$42,197
North America
Sales for Aebi Schmidt’s North America segment increased by $26.6 million, or 8.0%, to $362.6 million in the three months ended September 30, 2026, from $336.0 million in the three months ended September 30, 2025. The increase in sales was primarily driven by an increase in sales of new business of $27.0 million, partially offset by a decrease in after sales of $0.4 million.

Adjusted EBITDA for Aebi Schmidt’s North America segment increased by $2.9 million, or 8.4%, to $37.2 million for the three months ended September 30, 2026, from $34.3 million for the three months ended September 30, 2025. The increase in Adjusted EBITDA was primarily driven by an increase in gross margin of $3.5 million, a decrease in research and development expenses of $1.9 million, a decrease in selling, general and administrative expenses of $7.5 million, partially offset by a decrease in other segment items of $10.0 million mainly attributable to the adjustment of restructuring and other related expenses.

Europe and ROW
Sales for Aebi Schmidt’s Europe and ROW segment decreased by $4.9 million, or 3.6%, to $130.5 million in the three months ended September 30, 2026, from $135.4 million in the three months ended September 30, 2025. The decrease in sales was driven by a decrease in sales of new business of $4.9 million.

Adjusted EBITDA for Aebi Schmidt’s Europe and ROW segment decreased by $0.9 million, or 10.6%, to $7.0 million in the three months ended September 30, 2026, from $7.9 million in the three months ended September 30, 2025. The decrease in Adjusted EBITDA was driven by a decrease in gross margin of $3.0 million and an increase in selling, general and administrative expenses of $6.0 million, partially offset by a decrease in research and development expenses of $0.5 million and an increase in other segment items of $7.6 million attributable mainly to adjusting items, the most significant of which was the change in the valuation of the liability related to the legacy Aebi Schmidt employee share plan.

Nine months ended September 30, 2026 compared with nine months ended September 30, 2025

	For the Nine Months Ended September 30, 2026
(in thousands)	North America	Europe and ROW	Total
Segment sales	$1,056,212	$388,848	$1,445,060
Segment Adjusted EBITDA	$99,067	$20,410	$119,477

	For the Nine Months Ended September 30, 2025
	North America	Europe and ROW	Total
Segment sales	$629,500	$368,754	$998,254
Segment Adjusted EBITDA	$69,379	$15,388	$84,767
North America
Sales for Aebi Schmidt’s North America segment increased by $426.7 million, or 67.8%, to $1,056.2 million in the nine months ended September 30, 2026, from $629.5 million in the nine months ended September 30, 2025. The increase in sales was primarily driven by sales attributable to Shyft of $397.2 million, an increase in sales of new business of $27.7 million and an increase in after sales of $1.7 million.

Adjusted EBITDA for Aebi Schmidt’s North America segment increased by $29.7 million, or 42.8%, to $99.1 million for the nine months ended September 30, 2026, from $69.4 million for the nine months ended September 30, 2025. The increase in Adjusted EBITDA was primarily driven by the addition of $31.9 million in activity attributable to Shyft, an increase of $2.9 million in gross margin, a decrease in selling, general and administrative expenses of $3.6 million, a decrease in research and development expenses of $1.9 million, partially offset by a decrease of other segment items of $10.6 million mainly attributable to the adjustment of restructuring and other related expenses.

Index

Europe and ROW
Sales for Aebi Schmidt’s Europe and ROW segment increased by $20.0 million, or 5.4%, to $388.8 million in the nine months ended September 30, 2026, from $368.8 million in the nine months ended September 30, 2025. The increase in sales was driven by an increase in sales of new business of $10.6 million and an increase in after sales of $9.5 million.

Adjusted EBITDA for Aebi Schmidt’s Europe and ROW segment increased by $5.0 million, or 32.6%, to $20.4 million in the nine months ended September 30, 2026, from $15.4 million in the nine months ended September 30, 2025. The increase in Adjusted EBITDA was driven by an increase in gross margin of $2.5 million and an increase in other segment items of $8.6 million attributable mainly to adjusting items, the most significant of which was the change in the valuation of the liability related to the legacy Aebi Schmidt employee share plan. This was partially offset by an increase in research and development expense of $0.5 million and an increase in selling, general and administrative expenses of $5.6 million.

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

Index

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Net income	$10,798	$1,194	$21,943	$934
Adjusted for:
Income tax expense (benefit)	7,022	(447)	12,358	(550)
Interest expense	10,054	14,227	32,530	30,033
Foreign exchange (gain) / losses on external debt	(930)	(250)	(653)	3,332
Depreciation and amortization	13,071	14,990	41,026	28,041
Restructuring and other related expenses	3,038	14,423	4,856	15,190
Transaction related expenses	—	3,875	—	14,583
Integration costs	337	—	4,276	—
Settlement of acquisition	426	449	1,274	1,317
Change in repurchase liability for employee share plan	—	(6,377)	—	(6,377)
Pension related income, net	(746)	(1,025)	(2,261)	(2,979)
Legacy legal matters	303	—	1,697	586
Change in provision for contingencies	(555)	(381)	(1,318)	(920)
Non-cash stock-based compensation expense	322	825	1,295	825
Other non-operating one-off items	1,107	694	2,454	752
Adjusted EBITDA	$44,247	$42,197	$119,477	$84,767
Sales	$493,107	$471,325	$1,445,060	$998,254
Net Income Margin	2.2%	0.3%	1.5%	0.1%
Adjusted EBITDA Margin	9.0%	9.0%	8.3%	8.5%
Liquidity and Capital Resources
Aebi Schmidt’s primary liquidity needs are to fund general business requirements, including working capital, capital expenditures, restructuring costs and debt service requirements. Aebi Schmidt’s principal sources of liquidity are cash flows from operating activities, its revolving credit facility (the “Revolving Credit Facility”) and other debt issuances, and existing cash balances of $87.0 million as of September 30, 2026. Aebi Schmidt actively manages its working capital and associated cash requirements and continually seeks more effective uses of cash.

As of September 30, 2026, Aebi Schmidt had $463.3 million of net working capital (i.e., current assets minus current liabilities) compared to $416.5 million of net working capital as of December 31, 2025.

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

Index
Cash Flows
Aebi Schmidt’s cash flows from operating, investing and financing activities, as reflected in the Aebi Schmidt Condensed Consolidated Statements of Cash Flows are summarized in the following table:

	For the Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Net cash used in operating activities	(1,604)	(24,552)	$22,948	(93%)
Net cash provided by (used in) investing activities	(7,076)	9,938	(17,014)	n.m.
Net cash provided by (used in) financing activities	(3,004)	77,722	(80,726)	n.m.
Effect of exchange rate changes on cash and cash equivalents	141	(2,310)	2,451	n.m.
Net increase (decrease) in cash and cash equivalents	(11,543)	60,798	(72,341)	n.m.
Cash and cash equivalents at beginning of the period	98,512	65,173	33,339	51%
Cash and cash equivalents at end of the period	$86,969	$125,971	$(39,002)	(31%)
Net cash used in operating activities
Net cash used in operating activities decreased by $22.9 million, or 93%, to $1.6 million in the nine months ended September 30, 2026, from cash used in operating activities of $24.6 million in the nine months ended September 30, 2025. The decrease in net cash used in operating activities was primarily driven by an increase of $42.8 million related to net income adjusted for non-cash charges, a favorable change in accounts receivable and contract assets of $53.7 million, a favorable change in contract liabilities of $9.7 million, a favorable change in other current liabilities and accrued expenses of $7.2 million and a favorable change in other assets and liabilities of $25.6 million. These favorable changes were primarily offset by an unfavorable change in accounts payable of $72.8 million due to increased purchases of raw materials, an unfavorable change in inventory of $17.6 million, and an unfavorable change in accrued compensation and related taxes of $25.9 million.

Net cash provided by (used in) investing activities
Net cash provided by investing activities decreased by $17.0 million to cash used in investing activities of $7.1 million in the nine months ended September 30, 2026, from cash provided by investing activities of $9.9 million in the nine months ended September 30, 2025. The decrease was primarily driven by net cash acquired in the acquisition of a business of $19.9 million in 2025, partially offset by a decrease in cash spent on purchases of property, plant and equipment of $2.2 million and increase in proceeds from sale of property, plant and equipment of $0.6 million.

Net cash provided by (used in) financing activities
Net cash provided by financing activities decreased by $80.7 million to cash used in financing activities of $3.0 million in the nine months ended September 30, 2026, from net cash provided by financing activities of $77.7 million in the nine months ended September 30, 2025. The decrease was primarily driven by lower borrowings of $566.5 million, partially offset by lower payments on debt of $474.7 million, lower dividend payments of $5.7 million, lower deferred payments related to historical transactions of $4.8 million, and lower payments related to exercising and vesting of stock incentive awards of $0.8 million.

Index
Debt

In thousands	September 30, 2026	December 31, 2025
Revolving credit facility, due 2030	$194,590	$191,819
Term loan, Facility A, due 2030	324,256	328,377
Shareholder loan	56,617	59,101
Other debt	14,273	15,661
Total debt	589,736	594,958
Less current portion of long-term debt	(44,797)	(46,908)
Total long-term debt	$544,939	$548,050
Term loan, Facility A, due 2030
Facility A is a multicurrency senior secured amortizing term loan facility with a total commitment amount of $350.0 million. The interest rate is variable defined based on the applicable reference rate (SOFR, SARON, EURIBOR), plus a margin determined by the Company’s leverage ratio. The average interest rate for the three months ended September 30, 2026 was 5.981%. As of September 30, 2026, debt issuance costs of $4.0 million are deferred and amortized based on the effective interest method.

The Company is subject to certain customary covenants that prohibit the Company from incurring additional indebtedness, limit certain acquisitions, investments, advances or loans and restrict substantial asset sales (all subject to certain exceptions and baskets). In addition, the credit facilities agreement governing Facility A (the “New Credit Facilities Agreement”) also requires the Company to maintain certain financial ratios. For the current reporting period, the Company was required to maintain a leverage ratio that did not exceed 3.75x. The Company was in compliance with all covenants as of September 30, 2026 and December 31, 2025.

Revolving Credit Facility, due 2030

The Revolving Facility is a multicurrency senior secured revolving loan facility with a total commitment amount of up to $250.0 million. The interest rate is variable and based on the applicable reference rate (SOFR, SARON, EURIBOR), plus a margin determined by the Company’s leverage ratio. The average interest rate for the three months ended September 30, 2026 was 5.799%. As of September 30, 2026, debt issuance costs of $2.9 million are deferred and amortized based on a straight-line basis over the term of the debt.

The Company is subject to certain customary covenants that prohibit the Company from incurring additional indebtedness, limit certain acquisitions, investments, advances or loans and restrict substantial asset sales (all subject to certain exceptions and baskets). In addition, the New Credit Facilities Agreement also requires the Company to maintain certain financial ratios. For the current reporting period, the Company was required to maintain a leverage ratio that did not exceed 3.75x. The Company was in compliance with all covenants as of September 30, 2026 and December 31, 2025.

Shareholder loans
As of September 30, 2026 and December 31, 2025, there were subordinated shareholder loans totaling CHF13.6 million (2026: $16.2 million, 2025: $17.1 million) and EUR15.0 million (2026: $17.0 million, 2025: $17.6 million) from PCS Holding AG, as well as CHF10.0 million (2026: $12.0 million, 2025: $12.6 million) and EUR10.0 million (2026: $11.4 million, 2025: $11.8 million) from Gebuka AG.
The loans are originally granted for a fixed term, but the term will be extended if the loan agreement is not terminated 90 days prior to the end date or if an extension agreement is signed. The change in the loan balance as of September 30, 2026 and December 31, 2025 is solely due to foreign exchange rate fluctuations. These shareholder loans were renewed and amended in connection with the New Credit Facilities Agreement.

Index
Other debt
In the first quarter of 2026, the Company entered into an uncommitted revolving credit facility with a maximum availability of $20.0 million and a maturity date of February 9, 2027. The facility bears interest at variable rates based on applicable reference rates (e.g., SOFR, SARON or EURIBOR) plus a margin. The average interest rate for the three months ended September 30, 2026 was 5.937%. The agreement includes customary terms and conditions, including representations and warranties, events of default and covenants typical for facilities of this nature. The lender may cancel the facility any time on short notice. The Company paid off $20.0 million of borrowing under this facility in the third quarter of 2026 and there were no borrowings under this facility as of September 30, 2026.

Contingent Liabilities

Changes in Aebi Schmidt’s warranty liability during the periods ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Balance of warranty liability, beginning of period	$20,303	$10,206
Accruals for current period sales	4,419	4,371
Cash settlements	(3,537)	(2,739)
Changes in liability for pre-existing warranties	(1,975)	38
Acquisition	—	6,782
Translation adjustment	(402)	980
Balance of warranty liability, end of period	$18,808	$19,638
Aebi Schmidt’s long-term warranty provisions amounting to $2.6 million and $2.1 million at September 30, 2026 and 2025, respectively, are included within other non-current liabilities on its Condensed Consolidated Balance Sheet.

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

Off-Balance Sheet Arrangements
The contingent liabilities include guarantees amounting to $20.8 million and $20.2 million as of September 30, 2026 and December 31, 2025, respectively. Through the normal course of bidding for and executing certain projects, Aebi Schmidt has entered into bid/performance bonds and surety bonds (collectively “performance bonds”) with various financial institutions. Customers can draw on such performance bonds if Aebi Schmidt does not fulfill its contractual obligations. If a performance bond is drawn, Aebi Schmidt would have an obligation to reimburse the financial institution for amounts paid. There have been no significant amounts reimbursed to financial institutions under these types of arrangements for the nine months ended September 30, 2026 and 2025.

Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies during the nine months ended September 30, 2026. Refer to the Company's Form 10-K for a summary of our policies.

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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on that evaluation as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
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

Index
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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors.
We have included in Part I, Item 1A of the Form 10-K for the year ended December 31, 2025, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). There have been no material changes from the disclosure provided in the Company's Form 10-K with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
On November 8, 2026, the Company entered into an agreement to purchase 100% of the shares of O.J. Watson Company, Inc. for consideration that includes $3.75 million of Aebi Schmidt Common Stock. The acquisition is expected to close in the fourth quarter of 2026, subject to the satisfaction or waiver of customary conditions. The actual number of shares of Aebi Schmidt Common Stock that will be issued to the sellers will be based on the weighted average price of Aebi Schmidt Common Stock for a period prior to closing. The issuance of the Aebi Schmidt Common Stock to the sellers will be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) of the Securities Act because such issuance does not involve a public offering.

Item 5.    Other Information.
Rule 10b5-1
During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

Date: November 12, 2026	Aebi Schmidt Holding AG

	By:	/s/ Barend Fruithof
	Name:	Barend Fruithof
	Title:	Group CEO

	By:	/s/ Marco Portmann
	Name:	Marco Portmann
	Title:	Group CFO